Form 10-Q
period 1997-03-31
POLAND COMMUNICATIONS INC
filed 1997-06-27
CIK 1031232

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

   [   ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT 1934
   FROM THE TRANSITION PERIOD FROM ______________ TO ______________

   COMMISSION FILE NUMBER 333-20307

                           POLAND COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         NEW YORK                                           06-1070447
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation of Organization)                        Identification No.)


ONE COMMERCIAL PLAZA                                        06103-3585
HARTFORD, CONNECTICUT
(Address of Principal Executive Officers)                   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (860) 549-1674

Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes           No     X
                                              ---------   ----------

The number of shares outstanding of Poland Communications, Inc.'s common stock as of March 31, 1997, was:

           Common Stock                                 18,948 shares

                          POLAND COMMUNICATIONS, INC.

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

                                                                     PAGE NO.
PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements
                    Poland Communications, Inc.
                      Consolidated Balance Sheets...................   3-4
                      Consolidated Statements of Operations.........     5
                      Consolidated Statements of
                        Stockholders' Equity........................     6
                      Consolidated Statements of Cash Flows.........     7

                      Notes to Consolidated Financial Statements....     8

                    Poland Cablevision (Netherlands) B.V.
                      Consolidated Balance Sheets...................  9-10
                      Consolidated Statements of Operations.........    11
                      Consolidated Statements of
                        Stockholders' Equity........................    12
                      Consolidated Statements of Cash Flows.........    13

                      Notes to Consolidated Financial Statements....    14

           Item 2.  Management's Discussion and Analysis of
                    Results of Operations and Financial Condition...    15

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk...............................    24


PART II    OTHER INFORMATION

           Item 5.  Other Information...............................    24

           Item 6.  Exhibits and Reports on Form 8-K................    24

Signature Page......................................................    25

                          POLAND COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)


                                     ASSETS

                                                             March 31,    December 31,
                                                               1997          1996
                                                             ---------    ------------
                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                 $  58,508     $  68,483
   Investment securities                                        25,115        25,115
   Accounts receivable, net of allowances of $489 in 1997
    and $545 in 1996                                             1,130         1,215
   Other current assets                                          2,943         2,247
                                                             ---------     ---------
      Total current assets                                      87,696        97,060
                                                             ---------     ---------
Investment in cable television systems, at cost :
  Property, plant and equipment:
    Cable television system assets                             102,996        98,291
    Construction in progress                                       552           410
    Vehicles                                                     1,263         1,199
    Other                                                        2,821         2,667
                                                             ---------     ---------
      Total property, plant and equipment                      107,632       102,567
      Less accumulated depreciation                            (21,773)      (19,143)
                                                             ---------     ---------
      Net property, plant and equipment                         85,859        83,424

   Inventories for construction                                  7,866         7,913
   Intangibles, net                                             12,163        12,133
                                                             ---------     ---------
      Net investment in cable television systems               105,888       103,470
                                                             ---------     ---------
Notes receivable from affiliates                                10,964         8,491
Other investments                                                2,162         2,157
Other intangibles, net                                           6,227         6,359
                                                             ---------     ---------
      Total assets                                           $ 212,937     $ 217,537
                                                             =========     =========

                           POLAND COMMUNICATIONS, INC.

                      March 31, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31     December 31
                                                                        1997           1996
                                                                     ---------      ---------
                                                                    (Unaudited)
Current liabilities:
 Accounts payable                                                    $   3,783      $   6,281
 Accrued interest                                                        5,384          2,175
 Deferred revenue                                                        1,137          1,102
 Accrued income taxes                                                    3,723          4,472
 Other current liabilities                                               2,156          2,175
                                                                     ---------      ---------
   Total current liabilities                                            16,183         16,205

Notes payable                                                          129,542        130,074
                                                                     ---------      ---------
   Total liabilities                                                   145,725        146,279
                                                                     ---------      ---------

Minority interest                                                        4,780          5,255

Redeemable preferred stock  (liquidation
 value $85,000, 8,500 shares authorized, issued and outstanding)        35,935         34,955

Stockholders' equity :
Common stock ($.01 par, 24,051 shares authorized, 18,948
  shares issued and outstanding)                                             1              1
Paid-in capital                                                         53,342         54,322
Cumulative translation adjustment                                         (467)          (162)
Accumulated deficit                                                    (26,379)       (23,113)
                                                                     ---------      ---------
  Total stockholders' equity                                            26,497         31,048
                                                                     ---------      ---------
  Total liabilities and stockholders' equity                         $ 212,937      $ 217,537
                                                                     =========      =========

                           POLAND COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
        (Amounts in thousands of U.S. dollars, except per share amounts)
                                   (Unaudited)


                                                       1997         1996
                                                     --------     --------
Cable television revenue                             $  7,508     $  5,621
                                                     --------     --------
Operating expenses:
 Direct operating expenses                              2,100        1,514
 Selling, general and administrative                    2,974        1,633
 Depreciation and amortization                          3,450        1,729
                                                     --------     --------
    Total operating expenses                            8,524        4,876
                                                     --------     --------

    Operating (loss) income                            (1,016)         745

Interest and investment income                            750           43
Interest expense                                       (3,205)      (1,604)
Foreign currency translation loss                        (305)         (94)
                                                     --------     --------
   Loss before income taxes and minority interest      (3,776)        (910)

Income tax expense                                       (271)        (505)
Minority interest in subsidiary (income) loss             476          (49)
                                                     --------     --------
   Net loss                                            (3,571)      (1,464)
Accretion of redeemable preferred stock                  (980)          --
                                                     --------     --------
  Net loss applicable to common shareholder          $ (4,551)    $ (1,464)
                                                     ========     ========
  Net loss per share                                 $(240.18)    $(119.85)
                                                     --------     --------
Weighted average number of common
  and common equivalent shares outstanding             18,948       12,215
                                                   ==========   ==========

                           POLAND COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 1997 and 1996
                     (Amounts in thousands of U.S. dollars)
                                  (Unaudited)


                               Preferred                         Cumulative
                              Accumulated    Common     Paid-In  Translation
                                 Stock        Stock     Capital  Adjustment  Deficit       Total
                              ------------------------------------------------------------------
Balance January 1, 1996         $ 10,311      4,993       1,544      599     (17,257)        190
  Translation adjustment              --         --          --      (94)         94          --
  Net loss                            --         --          --       --      (1,464)     (1,464)
  Stock dividend                   1,738         --      (1,738)      --          --          --
  Issuance of stock                   --     (4,992)     54,513       --          --      49,521
  Preferred stock redemption     (12,049)        --       3,549       --          --      (8,500)
                                --------     ------     -------     ----     -------     -------
Balance March 31, 1996          $     --          1      57,868      505     (18,627)     39,747
                                ========     ======     =======     ====     =======     =======

Balance January 1, 1997         $     --          1      54,322     (162)    (23,113)     31,048
  Translation adjustment              --         --          --     (305)        305          --
  Net loss                            --         --          --       --      (3,571)     (3,571)
  Accretion of redeemable
    Preferred stock                   --         --        (980)      --          --        (980)
                                --------     ------     -------     ----     -------     -------
Balance March 31, 1997          $     --          1      53,342     (467)    (26,379)     26,497
                                ========     ======     =======     ====     =======     =======

                           POLAND COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                                   1997         1996
                                                                 --------     --------
Cash flows from operating activities:
 Net loss                                                        $ (3,571)    $ (1,464)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Minority interest in subsidiary income (loss)                     (476)          49
   Depreciation and amortization                                    3,450        1,729
   Other                                                              204           26
   Changes in operating assets and liabilities:
    Accounts receivable                                               (15)         309
    Other current assets                                             (696)       2,139
    Accounts payable                                               (2,498)         (25)
    Income taxes payable                                             (749)         505
    Accrued interest                                                3,209           --
    Deferred revenue                                                   35          (68)
    Other current liabilities                                        (549)        (406)
                                                                 --------     --------
     Net cash (used) provided by operating activities              (1,656)       2,794
                                                                 --------     --------
Cash flows from investing activities:
 Construction of cable television systems                          (4,471)      (7,408)
 Purchase of other capital assets                                    (396)        (241)
 Notes receivable from affiliate                                   (2,412)          --
 Other investments                                                   (383)        (111)
 Purchase of subsidiaries, net of cash received                        --          (40)
                                                                 --------     --------
     Net cash used by investing activities                         (7,662)      (7,800)
                                                                 --------     --------
Cash flows from financing activities:
 Net proceeds from issuance of stock                                   --       82,028
 Redemption of preferred stock                                         --       (8,500)
 Costs to obtain loans                                               (107)         (80)
 Repayment of notes payable                                          (550)     (10,642)
 Repayments to affiliates                                              --      (39,859)
                                                                 --------     --------
    Net cash (used) provided by financing activities                 (657)      22,947
                                                                 --------     --------
    Net (decrease) increase in cash and cash equivalents           (9,975)      17,941

Cash and cash equivalents at beginning of period                   68,483        2,343
                                                                 --------     --------
Cash and cash equivalents at end of period                       $ 58,508     $ 20,284
                                                                 ========     ========
Supplemental cash flow information:
 Cash paid for interest                                          $      3     $  1,485
 Cash paid for income taxes                                      $  1,005     $    445

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (unaudited)


     The information furnished by Poland Communications, Inc. ("PCI" or the "Company") in the accompanying unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Stockholders' Equity and Statements of Cash Flows reflects all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996. The interim financial results are not necessarily indicative of results for the full year.


1. THE REORGANIZATION

     PCI's parent, @Entertainment, Inc., is in the process of an initial public offering of stock in the United States and internationally (the "Offerings"). Before the Offerings, all the holders of shares of PCI's common stock and @Entertainment, Inc. entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI's common stock owned by it to @Entertainment, Inc. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment, Inc. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment, Inc. in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment, Inc.'s Series B Preferred Stock ("@Entertainment Series B Preferred Stock") in exchange for its shares of PCI Series B Preferred Stock . The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock will automatically convert into 4,862,000 shares of Common Stock of @Entertainment, Inc. upon the closing of the Offerings (the "Automatic Conversion").

     On June 20, 1997, Polish Investments Holding L.P. ("PIHL"), transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by members of the owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment, Inc. entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligates @Entertainment, Inc. to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchases"). The aggregate purchase price of $60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equals the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchases will be funded with a portion of the net proceeds of the Offerings.


     In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and PCI's employee stock option plans were assigned to @Entertainment, Inc. (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option for a share of PCI's common stock was exchanged for an option for 1,000 shares of @Entertainment Common Stock, with a proportionate reduction in the exercise price.

     The Share Exchange, Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment, Inc. owns all of the outstanding shares of voting stock of PCI. The Automatic Conversion and Cash Purchases will occur upon the closing of @Entertainment's initial public offering.

2. ACQUISITION

     On March 31, 1997, the Company acquired a cable television system located in Wroclaw for $530,000.

3. STOCK OPTION AGREEMENTS

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which gives companies the option to adopt the fair value based method for expense recognition of employee stock options and other stock-based awards or to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") with pro forma disclosure of net income (loss) and earnings
(loss) per share as if the fair value method had been applied. The Company has elected to apply APB 25 and related interpretations for stock options and other stock-based awards.

     The Company has entered into Stock Option Agreements with certain executive officers which have been assigned to @Entertainment, Inc. The Stock Option Agreements in place on March 31, 1997 would provide for the issuance of an additional 1,912,000 shares of common stock of @Entertainment, Inc. at a price in excess of $6.6 million over various vesting periods through the year 2002. However, 1,671,000 shares become fully vested and available upon the Company filing of an initial public offering.

     Had compensation cost been recognized consistent with SFAS 123, the Company's pro forma net loss applicable to common stockholders for the quarter ended March 31, 1997 would have been increased to $(4,726) from the reported amount of $(4,551), and pro forma net loss per share for this period would have increased from $(240.18) to $(249.42). The per share weighted-average value of stock options issued by the Company through March 31, 1997 was $1,390 on the grant date using a Black-Scholes calculation. The Company used the following weighted-average assumptions to determine the fair value of stock options granted: expected term of four years, risk-free interest rate of 6.1%, expected volatility of 40%, and no dividend yield.

5. SUBSEQUENT EVENTS

     On April 11, 1997 Poland Cablevision B.V. ("PCBV"), a subsidiary of the Company elected to be treated as a partnership for United States Federal income tax purposes instead of a corporation. The deemed conversion from the status of corporation to partnership was effective as of January 29, 1997. Although PCBV has made this election, it will continue in existence in its present legal form under Dutch Company Law, and will not make any actual liquidating distributions to its stockholders.

     On April 1, 1997, the Company contracted to buy all of the remaining advertising inventory for the Term of the Agreement defined as a period of 12 months for a total price of $4,950,000 from Ground Zero Media, a limited liability company, organized and existing under the laws of the Republic of Poland and in which the Company through its wholly owned subsidiary, Mozaic, Inc. owns 45% of the outstanding common stock. The Agreement will have the Company assume the responsibility for selling advertising to be shown on and marketing of Atomic TV, a music program aired in Poland.

     On June 11, 1997, the Company purchased approximately 66% of a cable television system company that services approximately 65,000 subscribers in several cities and towns in western Poland for approximately $10.8 million. In addition, the Company is obligated to loan an additional $7.0 million to the newly acquired company.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)


                                     ASSETS

                                                             March 31  December 31,
                                                               1997         1996
                                                             --------     --------
                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                 $  5,878     $  7,015
   Accounts receivable, net of allowances of $459 in 1997
    and $437 in 1996                                              611          706
   Other current assets                                         1,088        1,282
                                                             --------     --------
      Total current assets                                      7,577        9,003
                                                             --------     --------
Investment in cable television systems, at cost :
  Property, plant and equipment:
    Cable television system assets                             88,569       84,511
    Construction in progress                                       81            9
    Vehicles                                                    1,131        1,095
    Other                                                       2,615        2,519
                                                             --------     --------
      Total property, plant and equipment                      92,396       88,134
      Less accumulated depreciation                           (20,973)     (18,779)
                                                             --------     --------
      Net property, plant and equipment                        71,423       69,355

   Inventories for construction                                 5,715        4,974
   Intangibles, net                                            10,544       10,534
                                                             --------     --------
      Net investment in cable television systems               87,682       84,863
                                                             --------     --------
Other investments                                               1,409        1,409
                                                             --------     --------
      Total assets                                           $ 96,668     $ 95,275
                                                             ========     ========

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                      March 31, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31    December 31
                                                         1997         1996
                                                      ---------    -----------
                                                     (Unaudited)
Current liabilities:
 Accounts payable                                     $   2,590     $   2,685
 Deferred revenue                                           754           823
 Other current liabilities                                  560             9
                                                      ---------     ---------
   Total current liabilities                              3,904         3,517

Due to affiliate                                         12,941        11,159
Notes payable to affiliate                              110,576       107,891
                                                      ---------     ---------
   Total liabilities                                    127,421       122,567
                                                      ---------     ---------
Minority interest                                         2,699         2,920

Stockholders' equity :
Common stock ($.50 par, 200,000 shares authorized,
  issued and outstanding)                                   100           100
Cumulative translation adjustment                          (804)         (344)
Accumulated deficit                                     (32,748)      (29,968)
                                                      ---------     ---------
  Total stockholders' equity                            (33,452)      (30,212)
                                                      ---------     ---------
   Total liabilities and stockholders' equity         $  96,668     $  95,275
                                                      =========     =========

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
         (Amounts in thousands of U.S. dollars except per share amounts)
                                   (Unaudited)

                                                        1997          1996
                                                     ---------     ---------
Cable television revenue                             $   6,279     $   5,499
                                                     ---------     ---------
Operating expenses:
 Direct operating expenses                               1,722         1,466
 Selling, general and administrative                     2,152         1,758
 Depreciation and amortization                           2,716         1,687
                                                     ---------     ---------
    Total operating expenses                             6,590         4,911
                                                     ---------     ---------
    Operating income (loss)                               (311)          588

Interest and investment income                              57            35
Interest expense                                        (2,699)       (2,233)
Foreign currency translation loss                         (460)          (80)
                                                     ---------     ---------
   Loss before income taxes and minority interest       (3,413)       (1,690)

Income tax expense                                         (49)           --
Minority interest in subsidiary (income) loss              222          (194)
                                                     ---------     ---------
  Net loss                                           $  (3,240)    $  (1,884)
                                                     =========     =========
  Net loss per share                                 $  (16.20)    $   (9.42)
                                                     =========     =========
Weighted average number of common
  and common equivalent shares outstanding             200,000       200,000
                                                     =========     =========

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 1997 and 1996
                     (Amounts in thousands of U.S. dollars)
                                  (unaudited)

                                              Cumulative
                                 Common      Translation     Accumulated
                                  Stock       Adjustment       Deficit
Total                            -------------------------------------------------------
-----
Balance January 1, 1996           $100           594           (18,914)          (18,220)
  Translation adjustment            --           (80)               80                --
  Net loss                          --            --            (1,884)           (1,884)
                                  ----          ----           -------           -------
Balance March 31, 1996            $100           514           (20,718)          (20,104)
                                  ====          ====           =======           =======
Balance January 1, 1997           $100          (344)          (29,968)          (30,212)
  Translation adjustment            --          (460)              460                --
  Net loss                          --            --            (3,240)           (3,240)
                                  ----          ----           -------           -------
Balance March 31, 1997            $100          (804)          (32,748)          (33,452)
                                  ====          ====           =======           =======

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                                   1997              1996
                                                                 -------           -------
Cash flows from operating activities:
 Net loss                                                        $(3,240)          $(1,884)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Minority interest in subsidiary income (loss)                    (222)              194
   Depreciation and amortization                                   2,716             1,687
   Other                                                              --                20
   Interest expense added to notes payable to affiliate            2,727               767
   Changes in operating assets and liabilities:
    Accounts receivable                                               95               281
    Other current assets                                             194             2,120
    Accounts payable                                                 (95)             (387)
    Amounts due to affiliate                                       2,142              (391)
    Deferred revenue                                                 (69)              (64)
    Other current liabilities                                         21                 6
                                                                 -------           -------
     Net cash provided by operating activities                     4,269             2,349
                                                                 -------           -------
Cash flows from investing activities:
 Construction of cable television systems                         (5,060)           (6,924)
 Purchase of other capital assets                                   (346)             (232)
 Other investments                                                    --               (71)
                                                                 -------           -------
     Net cash used by investing activities                        (5,406)           (7,227)
                                                                 -------           -------
Cash flows from financing activities:
 Repayment of notes payable                                           --              (614)
 Borrowings from affiliates                                           --             4,718
                                                                 -------           -------
    Net cash provided by financing activities                         --             4,104
                                                                 -------           -------
    Net decrease in cash and cash equivalents                     (1,137)             (774)

Cash and cash equivalents at beginning of period                   7,015             2,278
                                                                 -------           -------
Cash and cash equivalents at end of period                       $ 5,878           $ 1,504
                                                                 =======           =======
Supplemental cash flow information:
 Cash paid for interest                                          $    --           $ 1,346
 Cash paid for income taxes                                      $    34           $   443

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (unaudited)

     The information furnished by Poland Cablevision (Netherlands) B.V. ("PCBV") in the accompanying unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Stockholders' Equity and Statements of Cash Flows reflects all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996. The interim financial results are not necessarily indicative of results for the full year.

1. NET LOSS PER SHARE

     The computation of net loss per share is based on the weighted average number of shares of common stock outstanding.

2. SUBSEQUENT EVENTS

     On April 11, 1997, PCBV elected to be treated as a partnership for United States Federal income tax purposes instead of a corporation. The deemed conversion from the status of corporation to partnership was effective as of January 29, 1997. Although PCBV has made this election, it will continue in existence in its present legal form under Dutch Company Law, and will not make any actual liquidating distributions to its stockholders.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included herein. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed herein.

OVERVIEW

            Substantially all of the Company's revenue are derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic tiers of service. At March 31,1997 approximately 82% of the Company's subscribers received basic service.


            Company has experienced low churn rates during all years of its operations. The Company's annual churn rates for 1994, 1995 and 1996 were 9.1%, 9.2% and 7.8%, respectively. The Company's annual churn rates have historically averaged less than 10%. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn. These churn rates also reflect a pricing strategy that was designed to keep the Company's profit margin relatively constant in U.S. Dollar terms in more mature systems and to increase rates in more recently acquired or rebuild systems. Since the beginning of 1997, the Company has adopted a new cable television pricing strategy designed to maximize revenue per subscriber and achieve real profit margin increases in U.S.Dollar terms. As a result, the Company expects that it may experience increases in its churn rate above historical levels during the implementation of its new pricing strategy across its cable networks.

ACQUISITIONS

      Since March 31, 1997, the Company has completed the acquisition of all or a substantial portion of the capital stock or assets of three cable television systems in Poland, and intends to acquire a fourth such system, as well as a 50% equity position in a Polish publishing company with which it intends to develop programming and ancillary services (the "Acquisitions"). The aggregate consideration paid or to be paid by the Company in connection with the Acquisitions (including amount for stockholder loans) is expected to be approximately $35.0 million. The three cable systems already acquired in the Acquisitions serve approximately 113,000 subscribers and pass approximately 189,000 homes, while the cable system expected to be acquired serves approximately 20,500 subscribers, representing all of the homes passed by system. The consummation of the Acquisitions will result in the expansion of the Company's cable operations within the its existing regional clusters and the establishment of one new regional cluster. PCI intends to use a portion of the net proceeds of the offering of its 9-7/8% Senior Notes Due 2003 (the "Old Notes") issued in October 1996 to consummate certain of the Acquisitions, although there can be no assurance as to the timing of closing of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If all of the Acquisitions are consummated, the Company estimates that it will spend approximately $3.6 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet the Company's technical standards. Such upgrading would enable the Company to increase the number of programs offered the quality of the transmissions and the operating cost effectiveness of the acquired networks. However, the Company believes that the networks to be acquired in the Acquisitions currently meet PAR standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

FIRST THREE MONTHS OF 1997 COMPARED TO FIRST THREE MONTHS OF 1996

CABLE TELEVISION REVENUE. Revenue increased $1.9 million or 33.6% from $5.6 million in the first three months of 1996 to $7.5 million in the first three months of 1997. This increase was primarily attributable to a 66.5% increase in the number of basic subscribers from approximately 291,000 as of March 30, 1996 to approximately 484,000 as of March 30, 1997. Approximately 25% of this increase in basic subscribers were due to build-out of the Company's existing cable networks and the remainder was the result of acquisitions. Revenue from monthly subscription fees represented approximately 86.3% of cable television revenues for the first three months of 1996. Installation fee revenue decreased by 3.1% from $243,900 in the first three months of 1996 to approximately $236,200 in the first three months of 1997.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $0.6 million, or 38.7%, from $1.5 million in the first three months of 1996 to $2.1 million in the first three months of 1997 principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 26.9% of revenues for the first three months of 1996 to 28.0% of revenues for the first three months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.3 million, or 82.1%, from $1.6 million in the first three months of 1996 to $3.0 million in the first three months of 1997 as a result of an increase in sales and marketing expenses incurred in newly acquired networks and the introduction of several remarketing campaigns throughout the areas covered by the Company's networks. As a percent of revenue selling, general and administrative expenses increased from 29.1% for the first three months of 1996 to approximately 39.6% for the first three months of 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses rose $1.7 million, or 99.5%, from $1.7 million in the first three months of 1996 to $3.5 million in the first three months of 1997 principally as a result of depreciation of additional cable television assets acquired in connection with the build-out of the Company networks and acquisitions. Depreciation and amortization expenses as a percentage of revenues increased from 30.8% in the first three months of 1996 to 46.0% in the first three months of 1997.

INTEREST EXPENSE. Interest expense increased $1.6 million, or 99.8%, from $1.6 million in the first three months of 1996 to $3.2 million in the first three months in 1997 primarily due to the issuance of $130 million aggregate principal amount of Notes in October 1996.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $0.7 million, or 1,644%, from $43,000 in the first three months of 1996 to 750,000 in the first three months in 1997, primarily due to the interest and investment income derived from the investment of a portion of the proceeds from the issuance of Old Notes in October 1996.

FOREIGN CURRENCY TRANSLATION LOSS. Foreign currency translation loss increased $211,000, or 324%, from $94,000 in the first three months of 1996 to $305,000 in the first three months of 1997, primarily due to increased assets subject to translation during the period resulting from the growth of the Company and less favorable exchange rate fluctuations.

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS. Minority interest in subsidiary loss was $476,000 for the first three months of 1997, resulting from losses incurred in two minority-owned subsidiaries compared to minority interest in subsidiary income of $49,000 for the first three months of 1996.

NET LOSS. Net loss increased from a loss of $(1.5) million in the first three months of 1996 to a loss of $(3.6) million in the first three months of 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from equity investors, (ii) borrowings under available credit facilities and (iii) cash flow from operations. In addition, in October 1996 PCI sold the Old Notes. The Company had negative cash flow from operating activities for the first three months of 1997 of $1.7 million due to the increase of cash used for settlement of current trade and tax liabilities.

      PCI has entered into an agreement with AmerBank, which provides for a credit facility of approximately $6.5 million. Funds are available under the credit agreement through December 31, 1998 and interest, based on LIBOR plus 3%, is due quarterly. All advances under the loan must be repaid by August 20, 1999. As of the date hereof, there is no amount outstanding under this facility. PCI will be able to utilize this facility for future borrowings.

      On October 31, 1996, $130 million aggregate principal amount of Old Notes were sold by PCI to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the Old Notes. In June 1997 substantially all of the outstanding Old Notes were exchanged for an equal aggregate principal amount of publicly-registered notes. Both the Old Notes and the publicly-registered notes were issued pursuant to the Indenture dated as of October 31, 1997 between PCI and State Street Bank & Trust Company, trustee (the "Indenture").

      Pursuant to the Indenture, PCI is subject to certain covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments;
(iii) limitation on issuance and sales of capital stock and subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sales and assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitations on lines of business; and (xii) provision of financial statements and reports. Pursuant to the AmerBank credit facility, PCI is subject to certain informational and notice requirements but is not subject to restrictive covenants. PCI is in compliance with all covenants in the Indenture and the AmerBank credit facility.

      As a result of the offering of the Old Notes, the Company incurred substantial debt. At March 31, 1997, the Company had, on a consolidated basis, approximately $129.5 million in principal amount of indebtedness outstanding, net of discount.

      Since the commencement of its operations in 1990, the Company, has acquired external funds to finance the build-out of its existing networks and to finance acquisitions of new cable television networks. The Company has relied on the equity investments described above, as well as loans, from stockholders and their affiliates and borrowings under available credit facilities to provide the funding for these activities. The Company does not expect that its principal stockholders will continue to make capital contributions and loans to the Company.

      Cash used for the build-out of the Company's cable television networks was $4.5 million in the first three months of 1997. In 1997, the Company also expects to spend an additional approximately $27.5 million building out and upgrading existing cable television networks. Approximately $7.5 million of such expenditure relates to the upgrading of the networks in the Katowice regional cluster to meet Polish State Agency of Radio Communications ("PAR") and Company standards. The rest of such expenditure for new construction and upgrading is discretionary. The Company expects that the rebuild program for the Katowice regional cluster will be completed in 1997 at a total cost of approximately $10 million. Aside from the Katowice upgrade, the Company is not obligated to make any system upgrades in 1997 or in 1998. However, the Company intends to continue to acquire additional cable systems, upgrade its cable networks and increase its programming capacity.

      The Company did not use any cash for the acquisition of cable networks during the first three months of 1997. Since March 31, 1997, the Company has acquired all or a substantial portion of the capital stock of assets of three cable television systems in Poland and intends to acquire a fourth such system, as well as a 50% equity stake in a Polish printing company with which it intends to develop programming and ancillary services. The aggregate consideration paid or to be paid by the Company in connection with the Acquisitions (including amounts for stockholder loans) is expected to be approximately $35.0 million. If all of the Acquisitions are consummated, the Company estimates that it will spend approximately $3.6 million (which includes an approximately $2.2 million portion of the shareholder loans referred to above) within 12 months of the consummation of the Acquisitions upgrading the networks of such cable televisions systems to meet the Company's technical standards. Such upgrading would enable the Company to increase the number of programs offered the quality of the transmissions and the operating costs effectiveness of the acquired networks. However, the Company believes that the cable systems expected to be acquired in the Acquisitions currently meet PAR standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.



INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

            Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996. A substantial portion of the Company's operating expenses and capital expenditures are, and are expected to be, denominated in zloty and tend to increase with inflation. In addition, the exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has decreased since 1991. However, inflation and currency exchange fluctuations have had, and may continue to have, an effect on the financial condition and results of operations of the Company.

            Substantially all of the Company's debt obligations and certain of the Company's operating expenses and capital expenditures are, and are expected to continue to be, denominated in or indexed to U.S. Dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. Dollar that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenues to service its U.S. Dollar-denomination obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar-denomination obligations and, thus, on the Company's financial condition and results of operations.

IMPACT OF NEW ACCOUNTING STANDARD NOR YET ADOPTED

In February 1997, the Financial Accounting Standards Board issued its Statement No. 128, "Earnings per Share." Among other provisions, SFAS No. 128 simplifies the standards for computing earnings per share. The company does not expect the adoption of SFAS No. 128 to have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        NOT APPLICABLE

                           PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION:

     PCI's parent, @Entertainment, Inc., is in the process of an initial public offering of stock in the United States and internationally (the "Offerings"). Before the Offerings, all the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI's common stock owned by it to @Entertainment, Inc. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment, Inc. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment, Inc. in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment, Inc.'s Series B Preferred Stock ("@Entertainment Series B Preferred Stock") in exchange for its shares of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock will automatically convert into 4,862,000 shares of Common Stock of @Entertainment, Inc. upon the closing of the Offerings (the "Automatic Conversion").

     On June 20, 1997, Polish Investments Holding L.P. ("PIHL"), transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by members of the owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment, Inc. entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligates @Entertainment, Inc. to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchases"). The aggregate purchase price of $60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equals the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchases will be funded with a portion of the net proceeds of the Offerings.


     In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and PCI's employee stock option plans were assigned to @Entertainment, Inc. by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option for a share of PCI's common stock was exchanged for an option for 1,000 shares of @Entertainment's Common Stock, with a proportionate reduction in the exercise price.

     The Share Exchange, Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment, Inc. owns all of the outstanding shares of voting stock of PCI. The Automatic Conversion and Cash Purchases will occur upon the closing of @Entertainment's initial public offering.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits
            Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K
            The Company did not file any reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POLAND COMMUNICATIONS, INC.

                                      By: /s/ Robert W. Fowler III
                                          ------------------------------------
                                          Robert W. Fowler III
                                          Chief Executive Officer


                                      By: /s/ John Frelas
                                          ------------------------------------
                                          John Frelas
                                          Chief Financial Officer and Treasurer


Date: June 27, 1997