Form 10-Q
period 1997-06-30
POLAND COMMUNICATIONS INC
filed 1997-08-19
CIK 1031232

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                              ---------   ----------

The number of shares outstanding of Poland Communications, Inc.'s common stock as of June 30, 1997, was:

           Common Stock                                 18,948 shares

                          POLAND COMMUNICATIONS, INC.

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

                                                                     PAGE NO.
PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements
                    Poland Communications, Inc.
                      Consolidated Balance Sheets...................   3-4
                      Consolidated Statements of Operations.........     5
                      Consolidated Statements of Stockholders'
                        Equity......................................     6
                      Consolidated Statements of Cash Flows.........     7

                      Notes to Consolidated Financial Statements....   8-9

                    Poland Cablevision (Netherlands) B.V.
                      Consolidated Balance Sheets................... 10-11
                      Consolidated Statements of Operations.........    12
                      Consolidated Statements of Stockholders'
                        Equity......................................    13
                      Consolidated Statements of Cash Flows.........    14

                      Notes to Consolidated Financial Statements....    15

           Item 2.  Management's Discussion and Analysis of
                    Results of Operations and Financial Condition...    16

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk...............................    23


PART II    OTHER INFORMATION

           Item 5.  Other Information...............................    23

           Item 6.  Exhibits and Reports on Form 8-K................    24

Signature Page......................................................    25

                           POLAND COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                     Assets
                                     ------

                                                                   June 30             December 31,
                                                                     1997                  1996
                                                                 ------------          -----------
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                       $  56,385           $  68,483
   Investment securities                                                                  25,115
   Accounts receivable, net of allowances of $612 in 1997                 --
      and $545 in 1996                                                 1,989               1,215
   Due from affiliates                                                   168                   -
   Other current assets                                                2,199               2,247
                                                                   ---------           ---------
         Total current assets                                         60,741              97,060
                                                                   ---------           ---------

Investment in cable television systems, at cost :
   Property, plant and equipment:
      Cable television system assets                                 114,909              98,291
      Construction in progress                                         1,127                 410
      Vehicles                                                         1,475               1,199
      Other                                                            3,630               2,667
                                                                   ---------           ---------
         Total property, plant and equipment                         121,141             102,567
         Less accumulated depreciation                               (27,866)            (19,143)
                                                                   ---------           ---------
         Net property, plant and equipment                            93,275              83,424

    Inventories for construction                                       8,798               7,913
    Intangibles, net                                                  22,313              12,133
                                                                   ---------           ---------

         Net investment in cable television systems                  124,386             103,470
                                                                   ---------           ---------

Notes receivable from affiliates                                      11,801               8,491
Other investments                                                      2,239               2,157
Other intangibles, net                                                 7,199               6,359
                                                                   ---------           ---------

         Total assets                                              $ 206,366           $ 217,537
                                                                   =========           =========

          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

                       June 30, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)
                                 (Unaudited)
                      Liabilities and Stockholders' Equity

                                                                         June 30          December 31
                                                                           1997               1996
                                                                           ----               ----
                                                                       (Unaudited)
Current liabilities:
  Accounts payable                                                       $  11,843         $   6,281
  Accrued interest                                                           3,245             2,175
  Deferred revenue                                                             879             1,102
  Accrued income taxes                                                       3,501             4,472
  Other current liabilities                                                  1,141             2,175
                                                                         ---------         ---------
    Total current liabilities                                               20,609            16,205

Notes payable                                                              130,261           130,074
                                                                         ---------         ---------
    Total liabilities                                                      150,870           146,279
                                                                         ---------         ---------

Minority interest                                                            3,061             5,255

Redeemable preferred stock  (liquidation
 value $85,000) (8,500 shares authorized, issued and outstanding)           36,983            34,955

Stockholders' equity :
Common stock ($.01 par, 24,051 shares authorized, 18,948
   shares issued and outstanding)                                                1                 1
Paid-in capital                                                             52,294            54,322
Cumulative translation adjustment                                             (584)             (162)
Accumulated deficit                                                        (36,259)          (23,113)
                                                                         ---------         ---------
   Total stockholders' equity                                               15,452            31,048
                                                                         ---------         ---------

    Total liabilities and stockholders' equity                           $ 206,366         $ 217,537
                                                                         =========         =========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended June 30, 1997 and 1996 and
                    six months ended June 30, 1997 and 1996
   (Amounts in thousands of U.S. dollars except share and per share amounts)
                                  (Unaudited)

                                                         three months ended               six months ended
                                                   June 30, 1997   June 30, 1996   June 30, 1997     June 30, 1996
                                                   ------------    ------------    -------------     ------------

Cable television revenue                                8,903           6,604           16,411          12,025

Operating expenses:
Direct operating expenses                               3,028           1,730            5,128           3,244
Selling, general and administrative                    11,951           1,232           14,925           2,865
Depreciation and amortization                           3,073           1,821            6,523           3,550
                                                     --------         -------         --------         -------
Total operating expenses                               18,052           4,783           26,576           9,659
                                                     --------         -------         --------         -------

Operating (loss) income                                (9,149)          1,621          (10,165)          2,366
Interest and investment income                          1,369             180            2,119             223
Interest expense                                       (4,382)           (281)          (7,587)         (1,885)
Foreign currency translation loss                        (117)             34             (422)            (60)
                                                     --------         -------         --------         -------
Income (loss) before income taxes and
 minority interest                                    (12,279)          1,554          (16,055)            644

Income tax expense                                        159            (948)            (112)         (1,453)
Minority interest in subsidiary (income) loss           2,123              69            2,599              20
                                                     --------         -------         --------         -------

Net earnings (loss)                                    (9,997)            675          (13,568)           (789)
Preferred stock dividend                                    -               -                -          (1,738)
Excess of carrying amount of preferred stock
 over fair value of consideration transferred               -               -                -           3,549
Accretion of redeemable preferred stock                (1,048)           (957)          (2,028)           (957)
                                                     --------         -------         --------         -------
Net gain (loss) applicable to holders of
 common stock                                        $(11,045)           (282)        $(15,596)             65
                                                     ========         =======         ========         =======

Net earnings (loss) per share                        $(582.91)         (14.88)        $(823.09)           3.53
                                                     ========         =======         ========         =======

Weighted average number of common
and common equivalent shares outstanding               18,948          18,948           18,948          18,433
                                                     ========         =======         ========         =======

          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 1997 and 1996
                     (Amounts in thousands of U.S. dollars)
                                     (Unaudited)


                                                                  Cumulative
                                Preferred        Common  Paid-In  Translation    Accumulated
                                  Stock          Stock   Capital  Adjustment       Deficit       Total
                                ---------        ------  -------  -----------    ------------    -----
Balance January 1, 1996         $10,311          4,993    1,544         599         (17,257)      190
 Translation adjustment              --             --       --         (60)             60        --
 Net loss                            --             --       --          --            (789)     (789)
 Stock dividend                   1,738             --   (1,738)         --              --        --
 Issuance of stock                   --         (4,992)  50,298          --              --    45,306
 Preferred stock redemption     (12,049)            --    3,549          --              --    (8,500)
 Accretion of redeemable
  Preferred stock                                          (957)                                 (957)
                                --------        -------  ------         ----         ------    ------
Balance June 30, 1996           $    --              1   52,696         539          (7,986)  (35,250)
                                ========        =======  ======         ====         ======    ======

Balance January 1, 1997         $    --              1   54,322        (162)        (23,113)  (31,048)
 Translation adjustment              --             --       --        (422)            422        --
 Net loss                            --             --       --          --         (13,568)  (13,568)
 Accretion of redeemable
  Preferred stock                    --             --   (2,028)         --              --    (2,028)
                                --------        -------  ------         ----         ------    ------
Balance June 30, 1997           $    --              1   52,294        (584)        (36,259)   15,452
                                ========        =======  ======         ====         ======    ======

             See accompanying notes to consolidated financial statements


                           POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                     (Amounts in thousands of U.S. dollars)
                                  (Unaudited)

                                                                                 1997            1996
                                                                                 ----            ----
Cash flows from operating activities:
Net loss                                                                     $(13,568)        $   (789)
  Adjustments to reconcile net loss to net cash (used) provided by operating activities:
    Minority interest  in subsidiary income (loss)                             (2,599)             (20)
    Depreciation and amortization                                               6,523            3,550
    Deferred income tax                                                             -              797
    Other                                                                       7,444               43
    Other-allowance for bad debts                                                 (67)               -
    Interest income added to notes payable to affiliates                          (81)               -
Changes in operating assets and liabilities:
      Accounts receivable                                                        (579)            (227)
      Other current assets                                                      1,343             (875)
      Accounts payable                                                         (1,820)           1,057
      Accrued interest                                                          1,070                -
      Amounts due to affiliate                                                   (165)               -
      Deferred revenue                                                           (223)            (183)
      Accrued income taxes                                                       (971)               -
      Other current liabilities                                                (1,133)          (1,359)
                                                                             --------         --------

        Net cash (used) provided by operating activities                       (4,826)           1,994
                                                                             --------         --------

Cash flows from investing activities:
  Construction of cable television systems                                    (14,400)         (13,347)
  Purchase of other capital assets                                               (871)            (386)
  Proceeds from sale of investment securities                                  25,669                -
  Other investments                                                            (1,221)          (4,177)
  Note receivable from affiliates                                              (9,060)               -
  Purchase of subsidiaries, net of cash received                              (10,976)          (1,267)
                                                                             --------         --------
        Net cash used by  investing activities                                (10,859)         (19,177)
                                                                             --------         --------
Cash flows from financing activities:
  Net proceeds from issuance of stock                                               -           72,450
  Proceeds from notes payable                                                   2,200                -
  Costs to obtain loans                                                        (1,275)             (80)
  Repayment of notes payable                                                     (562)         (12,257)
  Repayments to affiliates                                                      3,224          (38,920)
                                                                             --------         --------
      Net cash (used) provided by financing activities                          3,587           21,193
                                                                             --------         --------
      Net (decrease) increase in cash and cash equivalents                    (12,098)           4,010
Cash and cash equivalents at beginning of period                               68,483            2,343
                                                                             --------         --------
Cash and cash equivalents at end of period                                   $ 56,385         $  6,353
                                                                             ========         ========

Interest paid during the period                                              $  6,619            6,067
Income taxes paid during the period                                             1,132              199
Supplemental cash flow information:

          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

         The information furnished by Poland Communications, Inc. ("PCI" or the "Company") in the accompanying unaudited Consolidated Balance Sheets, Statements of Operations, Statements of Stockholders' Equity and Statements of Cash Flows reflects all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996. The interim financial results are not necessarily indicative of results of the full year.

1. THE REORGANIZATION

The Company's parent, @Entertainment, Inc., completed an initial public offering of stock in the United States and internationally (the "Offerings") which closed on August 5, 1997. Prior to the Offerings, all the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI's common stock owned by it to @Entertainment, Inc. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment, Inc. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment, Inc. in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment, Inc.'s Series B Preferred Stock ("@Entertainment Series B Preferred Stock) in exchange for its series of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock automatically converted into 4,862,000 shares of Common Stock of @Entertainment, Inc. upon the closing of the Offerings (the "Automatic Conversion").

         On June 20, 1997, Polish Investments Holding L.P. ("PIHL") transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment, Inc. entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated @Entertainment, Inc. to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchase"). The aggregate purchase price of $ 60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equals the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchase occurred shortly after the closing of the Offerings and was funded with a portion of the net proceeds of the Offerings.

         In June 1997, certain employment agreements for the executive officers of @Entertainment, Inc. who were employed by PCI and PCI's employee stock option plans were assigned to @Entertainment, Inc. by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option for 1,000 shares of @Entertainment, Inc.'s Common Stock, with a proportionate reduction in the per share exercise price.

         The Share Exchange, the Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment, Inc. owns all of the outstanding shares of voting stock of PCI.

2. ACQUISITION

On June 11, 1997, the Company purchased approximately 60% of a cable television system company ("Gosat") that services approximately 70,000 subscribers in several cities and towns in western Poland for approximately $10.9 million. The purchase price represents an approximately $1.4 million payment for shares of Gosat, an approximately $9.4 million payment for non-compete agreements, and the remainder for costs of the acquisition. In addition, the Company has committed to loan an additional $7.0 million to the newly acquired company. This loan, which will be advanced in installments until March 31, 1998, has no set repayment terms, and is interest free until January 31, 2000. Subsequent to January 31, 2000, the loan bears interest at LIBOR plus 2%, and is due on demand. The results of the acquired company have been included in the Company's results since June 11, 1997. Had the June 1997 acquisition occurred on January 1, 1996, the Company's pro forma consolidated results for the six months ended June 30, 1996 and six months ended June 30, 1997 would have been as follows:




                                                June 30, 1997     June 30, 1996
                                                -------------     -------------
                                                          (unaudited)

Revenue . . . . . . . . . . . . . . . . . . . .      17,935           13,816
Income (loss) before income taxes and
 minority interest  . . . . . . . . . . . . . .     (15,890)             694
Net income (loss) . . . . . . . . . . . . . . .     (13,538)            (806)
Net income (loss) applicable to holders of
 common stock . . . . . . . . . . . . . . . . .     (15,566)              48
Net income (loss) per share   . . . . . . . . .    $(821.51)           $2.60


3. COMMITMENTS

         In April 1997, the Company reached an agreement in principle with Ground Zero Media Sp. z o.o. ("GZM"), a joint venture with Polygram, the recording company, Atomic Entertainment LLP, and Planet 24 Production Limited, an independent production company, whereby the Company will assume responsibility for selling all advertising to be shown on Atomic TV for a period of one year, and will gain the right to retain all of the revenue from such advertising. Atomic TV began satellite broadcasting to Poland on April 7, 1997. In exchange for such rights the Company will pay GZM $4.95 million over the one year period. The Company expects such agreement in principle to be formalized in a written contract. The Company, through a wholly-owned subsidiary, owns 45% of GZM.

4. OTHER

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

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)
                                     (Unaudited)

                                     Assets
                                                                  June 30,     December 31,
                                                                   1997            1996
                                                                 --------        --------
                                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                    $  3,904        $  7,015
    Accounts receivable, net of allowances of $496 in 1997
          and $437 in 1996                                            713             706
    Other current assets                                            1,398           1,282
                                                                 --------        --------
          Total current assets                                      6,015           9,003
                                                                 --------        --------
Investment in cable television systems, at cost:
  Property, plant and equipment:
          Cable television system assets                           94,819          84,511
          Construction in progress                                    152               9
          Vehicles                                                  1,319           1,095
          Other                                                     2,777           2,519
                                                                 --------        --------
               Total property, plant and equipment                 99,067          88,134
               Less accumulated depreciation                      (23,112)        (18,779)
                                                                 --------        --------
               Net property, plant and equipment                   75,955          69,355
      Inventories for construction                                  6,167           4,974
      Intangibles, net                                              9,948          10,534
                                                                 --------        --------
               Net investment in cable television systems          92,070          84,863
                                                                 --------        --------
Other investments                                                   1,409           1,409
                                                                 --------        --------
               Total assets                                      $ 99,494        $ 95,275
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                       June 30, 1997 and December 31, 1996
                     (Amounts in thousands of U.S. dollars)
                                     (Unaudited)

                      Liabilities and Stockholders' Equity

                                                           June 30          December 31
                                                             1997              1996
                                                             ----              ----
                                                         (Unaudited)
Current liabilities:
  Accounts payable                                        $   2,452         $   2,685
  Deferred revenue                                              416               823
  Other current liabilities                                      89                 9
                                                          ---------         ---------
    Total current liabilities                                 2,957             3,517

Due to affiliate                                             17,471            11,159
Notes payable to affiliate                                  115,487           107,891
                                                          ---------         ---------
    Total liabilities                                       135,915           122,567
                                                          ---------         ---------

Minority interest                                             2,555             2,920

Stockholders' equity :
Common stock ($.50 par, 200,000 shares authorized,
   issued and outstanding)                                      100               100
Cumulative translation adjustment                            (1,119)             (344)
Accumulated deficit                                         (37,957)          (29,968)
                                                          ---------         ---------
   Total stockholders' equity                               (38,976)          (30,212)
                                                          ---------         ---------

    Total liabilities and stockholders' equity            $  99,494         $  95,275
                                                          =========         =========

          See accompanying notes to consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 1997 and 1996
                   and six months ended June 30, 1997 and 1996
        (Amounts in thousands of U.S. dollars except per share amounts)
                                   (Unaudited)

                                                          three months ended               six months ended
                                                      June 30/97       June 30/96      June 30/97      June30/96

Cable television revenue                                 7,101            6,018          13,380          11,517

Operating expenses:
  Direct operating expenses                              1,813            1,604           3,535           3,070
  Selling, general and administrative                    6,097            1,011           8,249           2,710
  Depreciation and amortization                          2,205            1,799           4,921           3,486
                                                      --------         --------         -------         -------
    Total operating expenses                            10,115            4,414          16,705           9,266
                                                      --------         --------         -------         -------

      Operating income (loss)                           (3,014)           1,604          (3,325)          2,251
Interest and investment income                              33               52              90              87
Interest expense                                        (2,711)          (2,471)         (5,410)         (4,704)
Foreign currency translation loss                         (315)              80            (775)            (59)
                                                      --------         --------         -------         -------

Loss before income taxes and minority interest          (6,007)            (735)         (9,420)         (2,425)

Income tax expense                                         (56)            (163)           (105)           (163)
Minority interest in subsidiary (income) loss              539              (43)            761            (237)
                                                      --------         --------         -------         -------

   Net loss                                             (5,524)            (941)         (8,764)         (2,825)
                                                      --------         --------         -------         -------

   Net loss per share                                 $ (27.62)        $  (4.71)        $(43.82)        $(14.19)
                                                      ========         ========         =======         =======

Weighted average number of common
   and common equivalent shares outstanding            200,000          200,000         200,000         200,000
                                                      ========         ========         =======         =======

          See accompanying notes to consolidated financial statements.

                        POLAND CABLEVISION (NETHERLANDS) B.V.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the six months ended June 30, 1997 and 1996
                       (Amounts in thousands of U.S. dollars)
                                     (Unaudited)

                                         Cumulative
                               Common    Translation    Accumulated
                                Stock    Adjustment       Deficit        Total
                               -----------------------------------------------
Balance January 1, 1996         $100         594         (18,914)      (18,220)
  Translation adjustment         --          --             --            --
  Net loss                       --                       (2,825)       (2,825)
                                ----      ------         -------       -------

Balance June 30, 1996           $100         594         (21,739)      (21,045)
                                ----      ------         -------       -------

Balance January 1, 1997         $100        (344)        (29,968)      (30,212)
  Translation adjustment         --         (775)            775          --
  Net loss                       --          --           (8,764)       (8,764)
                                ----      ------         -------       -------

Balance June 30, 1997           $100      (1,119)        (37,957)      (38,976)
                                ====      ======         =======       =======

            See accompanying notes to consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                     (Amounts in thousands of U.S. dollars)
                                   (Unaudited)

                                                                     1997               1996
                                                                     ----               ----
Cash flows from operating activities:
  Net loss                                                        $ (8,764)          $ (2,825)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Minority interest in subsidiary income (loss)                     (761)               237
    Depreciation and amortization                                    4,921              3,486
    Bad debt provision                                                 (90)                 -
    Other                                                               57               (597)
    Interest expense added to notes payable to affiliate             5,438              2,990
    Changes in operating assets and liabilities:
      Accounts receivable                                               83               (126)
      Other current assets                                            (116)              (397)
      Accounts payable                                                (233)              (331)
      Amounts due to affiliate                                       7,389                  -
      Deferred revenue                                                (407)              (328)
      Other current liabilities                                         80             (3,912)
                                                                  --------           --------
        Net cash provided by operating activities                    7,597             (1,803)
                                                                  --------           --------

Cash flows from investing activities:
  Construction of cable television systems                         (12,102)           (10,836)
  Purchase of other capital assets                                    (691)              (341)
  Purchase of subsidiaries net of cash received                          -             (1,227)
  Other investments                                                   (115)            (4,330)
                                                                  --------           --------
        Net cash used by investing activities                      (12,908)           (16,734)
                                                                  --------           --------

Cash flows from financing activities:
  Repayment of notes payable                                            --               (614)
  Borrowings from affiliates                                         2,200             19,372
                                                                  --------           --------
      Net cash provided by financing activities                      2,200             18,758
                                                                  --------           --------

      Net decrease in cash and cash equivalents                     (3,111)               221

Cash and cash equivalents at beginning of period                     7,015              2,278
                                                                  --------           --------
Cash and cash equivalents at end of period                        $  3,904           $  2,499
                                                                  ========           ========

Supplemental cash flow information:
  Cash paid for interest                                          $    140              5,930
  Cash paid for income taxes                                      $    104                 69


          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

The information furnished by Poland Cablevision (Netherlands) B.V. ("PCBV") in the accompanying unaudited Consolidated Balance sheets, Statements of Operations, Statements of Stockholders' Equity and Statements of Cash Flows reflects all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of PCBV's results of operations and financial position for the interim periods. The financial statements should be read in conjunction with the audited financial statements and notes of PCBV for the year ended December 31, 1996. The interim financial results are not necessarily indicative of results for the full year.

1.  NET LOSS PER SHARE

         The computation of net loss per share is based on the weighted average number of shares in common stock outstanding.

2.  SUBSEQUENT EVENTS

         On April 11, 1997, PCBV was elected to be treated as a partnership for United States federal income tax purposes instead of a corporation. The deemed conversion from the status of corporation to partnership was effective as of January 29, 1997. Although PCBV has made this election, it will continue in existence in its present legal form under Dutch Company Law, and will not make any actual liquidating distributions to its stockholders

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, included herein. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed herein.

OVERVIEW

         The Company is organized based upon its two principal lines of business: operation of cable television systems in Poland and the creation, production, development and acquisition of Polish language programming.

         Substantially all of the Company's revenue is derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas), and basic tiers of service. At June 30, 1997, the Company had approximately 1,300,000 homes passed and approximately 690,000 cable television subscribers of which approximately 79.1% received basic service.

         The Company has experienced low churn rates during all years of its operations. The Company's annual churn rates for 1994, 1995, 1996 and the first six months of 1997 were 9.1%, 9.2%, 7.8% and 8.6%, respectively. The Company's annual churn rates have historically averaged less than 10%. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn. These churn rates also reflect a pricing strategy that was designed to keep the Company's profit margin relatively constant in U.S. Dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. Since the beginning of 1997, the Company has adopted a new cable television pricing strategy designed to maximize revenue per subscriber and achieve real profit margin increases in U.S. Dollar terms. As a result, the Company expects that it may experience increases in its churn rate above historical levels during the implementation of its new pricing strategy across its cable networks.

        The Company currently creates, produces, develops and acquires programming for its two proprietary Polish language channels for distribution across its cable networks. The Company has also set up a wholly owned subsidiary, Mozaic Entertainment, Inc., to develop proprietary programming, either directly or through joint ventures.

ACQUISITIONS

The Company is currently negotiating to acquire two cable television systems in Poland, as well as a 50% equity position in a Polish publishing company with which it intends to develop programming and ancillary services (the "Acquisitions"). The aggregate consideration to be paid by the Company in connection with the Acquisitions is expected to be approximately $29.2 million. The cable systems expected to be acquired serve approximately 60,000 subscribers, and approximately 100,000 homes passed. The consummation of the Acquisitions will result in the expansion of the Company's cable operations within its existing regional clusters. PCI intends to use a portion of the net proceeds of the offering of its 9-7/8% Senior Notes Due 2003 (the "Old Notes") issued in October 1996 to consummate these Acquisitions, although there can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If all of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisition to upgrade the acquired networks to meet the Company's technical standards. Such upgrading would enable the Company to increase the number of programs offered, the quality of the transmissions and the operating cost effectiveness of the acquired networks. However the Company believes that the networks to be acquired in the Acquisitions currently meet Polish State Agency of Radio Communications ("PAR") standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

CABLE TELEVISION REVENUE. Revenue increased $2.3 million or 34.9% from $6.6 million in three months ended June 30, 1996 to $8.9 million in three months ended June 30, 1997 and $4.4 million or 36.5% from $12.0 million in the first six months of 1996 to $16.4 million in the first six months of 1997. This increase was primarily attributable to a 72.8% increase in the number of basic subscribers from approximately 316,000 as of June 30, 1996 to approximately 546,000 as of June 30, 1997. Approximately 75% of this increase in basic subscribers were the result of acquisitions and the reminder was due to build-out of the Company's existing cable networks. Approximately 70,000 of these new subscribers were acquired in June 1997 and, as a result, they had a minimal impact on the Company's revenues for this period.

Revenue from monthly subscription fees represented 73.6% of cable television revenues for the three months ended June 30, 1996 and 79.0% for the first six months of 1996. Monthly subscription revenue for the three months ended June 30, 1997 constituted 87.4% of total revenue, while for the six months ended June 30, 1997 the percentage was 86.5%. Installation fee revenue for the three months ended June 30, 1997 decreased by 23.8% compared to the corresponding quarter in 1996 from $0.9 million to $0.7 and decreased by 15.0% from $1.7 million in the first six months of 1996 to $1.5 million in the first six months of 1997. The Company expects that installation fees related to new non-premium subscribers will continue to constitute a declining part of the Company's revenue. During the three months ended June 30, 1997, the Company generated approximately $66,000 of additional premium subscription revenue and approximately $150,000 of additional premium channel installation revenue as a result of launching HBO in two regional clusters.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $1.3 million, or 75.0%, from $1.7 million during the three months ended June 30, 1996 compared to $3.0 million in the three months ended June 30, 1997 and increased $1.9 million, or 58.1%, from $3.2 million in the first six months of 1996 to $5.1 million in the first six months of 1997, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's systems and standards as well as the increased size of the Company's cable television system, and costs associated with the lease of three transponders on the Astra II-E and II-F satellites which will provide the capability to deliver the Company's Polish language programming platform to Polish customers through the Company's cable television systems and through @Entertainment, Inc.'s planned the direct-to-home satellite broadcast system. Direct operating expenses increased from 26.2% of revenues in the three months ended June 30, 1996 to 34.0% in the three months ended June 30, 1997 and from 27.0% of revenues for the first six months of 1996 to 31.2% of revenues for the first six months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $10.7 million from $ 1.2 million in three months ended June 30, 1996 to $11.9 million in three months ended June 30, 1997 and increased $12.1 million from $2.9 million in the first six months of 1996 to $14.9 million in the first six months of 1997, in part as a result of an increase in sales and marketing expenses incurred in newly acquired networks, costs associated with the agreement relating to sale of advertising on Atomic TV described in Note 3 to the Company's consolidated financial statements and costs of launching the distribution of the HBO premium pay movie channel in Poland. In addition, compensation expense was recorded in the three months ended June 30, 1997 of approximately $7.3 million for options to purchase shares granted to two key executives. (Such options have been transferred to the Company's parent, @ Entertainment, Inc., as described in Item 5.) Compensation expense also increased as the Company has established a management team of senior executives who have significant experience in the cable television and programming business. As a percentage of revenue, selling, general and administrative expenses increased from 19.9% for the three months ended June 30, 1996 to approximately 134.2% for the three months ended June 30, 1997 and 23.8% for the first six months of 1996 to approximately 90.9% for the first six months of 1997. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 52.5% in the three months ended June 30, 1997 and 46.6% in the first six months of 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses rose $1.3 million, or 68.8%, from $1.8 million to $3.1 million in the three months ended June 30, 1996 and 1997, respectively, and $3.0 million, or 83.7%, from $3.6 million in the first six months of 1996 to $6.5 million in the first six months of 1997, principally as a result of depreciation of additional cable television assets acquired in connection with the build-out of the Company's networks and acquisitions. Depreciation and amortization expenses as a percentage of revenues increased from 27.6% in the three months ended June 30, 1996 to 34.5% in corresponding period in 1997 and from 29.5% in the first six months of 1996 to 39.7% in the first six months of 1997.

INTEREST EXPENSE. Interest expense increased $4.1 million from $0.3 million in the three months ended June 30, 1996 to $4.4 million in the three months ended June 30, 1997 and $5.7 million from $1.9 million in the first six months of 1996 to $7.6 million in the first six months in 1997 primarily due to the issuance of $130 million aggregate principal amount of Old Notes in October 1996.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $1.9 million from $0.2 million in the first six months of 1996 to $2.1 million in the first six months of 1997, primarily due to the interest and investment income derived from the investment of a portion of the proceeds from the issuance of Old Notes in October 1996.

FOREIGN CURRENCY TRANSLATION LOSS. Foreign currency translation loss increased $151,000, from a $34,000 gain in the three months ended June 30, 1996 to a $(117,000) loss in the three months ended June 30, 1997 and $362,000, from a $(60,000) loss in the first six months of 1996 to a $(422,000) loss in the first six months of 1997, primarily due to increased assets subject to translation during the period resulting from the growth of the Company and less favorable exchange rate fluctuations.

MINORITY INTEREST IN SUBSIDIARY INCOME (LOSS). Minority interest in subsidiary loss was $2.1 million for the three months ended June 30, 1997 and $2.6 million for the first six months of 1997, resulting from loss incurred in two minority-owned subsidiaries, compared to minority interest in subsidiary loss of $69,000 for the three months ended June 30, 1996 and $20,000 for the first six months of 1996.

NET LOSS. During the three months ended June 30, 1996, the Company earned net income of $0.7 million compared to net loss of $(10.0) million incurred during the three months ended June 30, 1997. For the first six months of 1996 and 1997, the Company had net losses of $(0.8) million and $(13.6) million, respectively. These losses and income were the result of the factors discussed above.

EBITDA. EBITDA decreased by $2.6 million, from $6.2 million for the first six months of 1996 to $3.6 million for the first six months of 1997. EBITDA consists of net income (loss) as measured by U.S. GAAP adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency translation gains and losses, income taxes, extraordinary items, non-recurring items, gains and losses from the sale of assets other than in the normal course of business and minority interest in subsidiary income and loss. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of cable television companies. EBITDA is not intended to represent cash flow from operations under U.S. GAAP and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or cash flows from operations as a measure of liquidity. The Company treats the $7.3 million non-cash compensation expense relating to the grant of stock options in the first half of 1997 as a non-recurring item as such options were transferred to its parent and it expects that future grants of stock options will not give rise to compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from equity investors, (ii) borrowings under available credit facilities and (iii) cash flow from operations. In addition, in October 1996 PCI sold the Old Notes. The Company had negative cash flow from operating activities for the first six months of 1997 of $(4.8) million due to the Company's net loss.

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

         Pursuant to the Indenture, PCI is subject to certain covenants, including without limitation, covenants with respect to the following matters:
(i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock and subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sales and assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitations on lines of business; and (xii) provision of financial statements and reports. Pursuant to the AmerBank credit facility, PCI is subject to certain informational and notice requirements but is not subject to restrictive covenants. PCI is in compliance with all covenants in the Indenture and the AmerBank credit facility.

         As a result of the offering of the Old Notes, the Company incurred substantial debt. At June 30, 1997, the Company had, on consolidated basis, approximately $130.3 million in principal amount of indebtedness outstanding, net of discount.

         Since the commencement of its operations in 1990, the Company has required external funds to finance the build-out of its existing networks and to finance acquisitions of new cable television networks. Prior to the Reorganization described in Item 5, the Company had relied on the equity investments and loans from stockholders and their affiliates and borrowings under available credit facilities to provide the funding for these activities. The Company does not expect that its former stockholders and their affiliates will continue to make capital contributions and loans to the Company. There can be no assurance that the Company's parent, @Entertainment, Inc., will make capital contributions and loans to the Company.

         Cash used for the build-out of the Company's cable television networks was $14.4 million in the first six months of 1997. In 1997, the Company also expects to spend an additional approximately $27.5 million building-out and upgrading existing cable television networks. Approximately $7.5 million of such expenditure relates to the upgrading of the networks in the Katowice regional cluster to meet PAR and Company standards. The rest of such expenditure for new construction and upgrading is discretionary. The Company expects that the rebuild program for Katowice regional cluster will be completed in 1997 at a total cost of approximately $10 million. Aside from the Katowice upgrade, the Company is not obligated to make any system upgrades in 1997 or in 1998. However, the Company intends to continue to acquire additional cable systems, upgrade its cable networks and increase its programming capacity.

         Since March 31, 1997, the Company has acquired all or a substantial portion of the capital stock or assets of three cable television systems in Poland for aggregate consideration of $11.0 million.

         The Company is currently negotiating to acquire two cable television systems in Poland, as well as a 50% equity position in a Polish publishing company with which it intends to develop programming and ancillary services (the "Acquisitions"). The aggregate consideration to be paid by the Company in connection with the Acquisitions is expected to be approximately $29.2 million. The cable systems expected to be acquired serve approximately 60,000 subscribers, and approximately 100,000 homes passed. The consummation of the Acquisitions will result in the expansion of the Company's cable operations within its existing regional clusters. PCI intends to use a portion of the net proceeds of the offering of the Old Notes issued in October 1996 to consummate these Acquisitions, although there can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If all of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet the Company's technical standards. Such upgrading would enable the Company to increase the number of programs offered, the quality of the transmissions and the operating cost effectiveness of the acquired networks. However the Company believes that the networks to be acquired in the Acquisitions currently meet PAR standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

         Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996. A substantial portion of the Company's operating expenses and capital expenditures are, and are expected to be, denominated in zloty and tend to increase with inflation. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has decreased since 1991. However, the zloty exchange rate and rate of devaluation have increased in the first six months of 1997. In the first six months of 1997, Poland had inflation of 6.6%. The Zloty per U.S. Dollar exchange rate quoted at noon by the National Bank of Poland was 2.8750, 3.0760 and 3.2860 for December 31, 1996, March 31, 1997 and June 30,
1997 respectively. Inflation and currency exchange fluctuations have had, and may continue to have, an effect on the financial condition and results of operations of the Company.

         Substantially all of the Company's debt obligations and certain of the Company's operating expenses and capital expenditure are, and are expected to continue to be, denominated in or indexed to U.S. Dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. Dollar that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenues to service its U.S. Dollar-denomination obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar-denomination obligations and, thus, on the Company's financial condition and results of operations.

IMPACT OF NEW ACCOUNTING STANDARD NOT YET ADOPTED

In February 1997, the Financial Accounting Board issues its Statement No. 128, "Earnings per Share". Among other provisions, SFAS No. 128 simplifies the standards for computing earnings per share. The Company does not expect the adoption of SFAS No. 128 to have material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        NOT APPLICABLE

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION:

         The Company's parent, @Entertainment, Inc., completed an initial public offering of stock in the United states and internationally (the "Offerings") which closed on August 5, 1997. Prior to the Offerings, all the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI's common stock owned by it to @Entertainment, Inc. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment, Inc. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment, Inc. in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment, Inc.'s Series B Preferred Stock ("@Entertainment Series B Preferred Stock) in exchange for its series of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock automatically converted into 4,862,000 shares of Common Stock of @Entertainment, Inc. upon the closing of the Offerings (the "Automatic Conversion").

         On June 20, 1997, Polish Investments Holding L.P. ("PIHL") transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment, Inc. entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated @Entertainment, Inc. to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchase"). The aggregate purchase price of $60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equals the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchase occurred shortly after the closing of the Offerings and was funded with a portion of the net proceeds of the Offerings.

         In June 1997, certain employment agreements for the executive officers of @Entertainment, Inc. who were employed by PCI and PCI's employee stock option plans were assigned to @Entertainment, Inc. by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option for 1,000 shares of @Entertainment, Inc.'s Common Stock, with a proportionate reduction in the per share exercise price.

         The Share Exchange, the Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment, Inc. owns all of the outstanding shares of voting stock of PCI.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits
                     Exhibit 27 - Financial Data Schedule

              (b)    Reports on Form 8-K
                     The Company did not file any reports on Form 8-K during
                      the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POLAND COMMUNICATIONS, INC.
                                          By:    /s/  Robert W. Fowler III
                                          --------------------------------------
                                          Robert W. Fowler III
                                          Chief Executive Officer

                                          By:    /s/  John Frelas
                                          --------------------------------------
                                          John Frelas
                                          Chief Financial Officer and Treasurer

Date: August 18, 1997