Form 10-Q
period 1997-09-30
POLAND COMMUNICATIONS INC
filed 1997-11-14
CIK 1031232

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934
    FROM THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER 333-20307


                          POLAND COMMUNICATIONS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

          NEW YORK                                             06-1070447
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation of Organization)                              Identification No.)

PTK WARSZAWA S.A.
UL. PAWINSKIEGO 5A                                          02-106
WARSZAWA, POLSKA
(Address of Principal Executive Officers)           (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    48 22 608 98 22

Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be fled by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X____ No __________

The number of shares outstanding of Poland Communications, Inc.'s common stock as of September 30, 1997, was:

         Common Stock                               18,948

                          POLAND COMMUNICATIONS, INC.

                                FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                                                       PAGE NO.
PART I    FINANCIAL INFORMATION


          Item 1.  Financial Statements
                   Poland Communications, Inc.
                              Consolidated Balance Sheets ..............   3 - 4
                              Consolidated Statements of Operations............5
                              Consolidated Statement of Changes
                                in Stockholders' Equity....................... 6
                              Consolidated Statements of Cash Flows............7

                              Notes to Consolidated Financial Statements. 8 - 11

                   Poland Cablevision (Netherlands) B.V.
                      Consolidated Balance Sheets ...................... 12 - 13
                               Consolidated Statements of Operations..........14
                               Consolidated Statement of Changes in
                                 Stockholders' Equity........................ 15
                               Consolidated Statements of Cash Flows..........16

                               Notes to Consolidated Financial Statements.....17

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......  18 - 24

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk......................................... 25


PART II   OTHER INFORMATION

          Item 5.  Other Information...................................... 25-26

          Item 6.  Exhibits and reports on Form 8-K.......................... 27

          Signature Page..................................................... 28

                          POLAND COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
  (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS


                                              September 30,        December 31,
                                                  1997                 1996
                                              -------------        ------------
Current assets:
 Cash and cash equivalents                           43,875             68,483
 Investment securities                                   --             25,115
 Accounts receivable, net of allowances
   of $535 in 1997 and $545 in 1996                   3,496              1,215
 Due from affiliate                                   2,513                 --
 Other current assets                                 3,538              2,247
                                                     ------             ------
Total current assets                                 53,422             97,060
                                                     ------             ------



Investment in cable television systems, at cost:
 Property, plant and equipment:
   Cable television system assets                   124,319             98,291
   Construction in progress                           2,246                410
   Vehicles                                           1,737              1,199
   Other                                              3,935              2,667
                                                     ------             ------

       Total property, plant and equipment          132,237            102,567
       Less accumulated depreciation                (30,864)           (19,143)
                                                    -------            -------

       Net property, plant and equipment            101,373             83,424

Inventories for construction                          9,328              7,913
Intangibles, net                                     21,429             12,133

      Net investment in cable television systems    132,130            103,470
                                                    -------            -------

Notes receivable from affiliates                     12,779              8,491
Other investments                                       769              2,157
Other intangibles, net                                6,809              6,359
                                                     ------             ------

        Total assets                                205,909            217,537
                                                    =======            =======


         See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
  (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,        December 31,
                                                  1997                 1996
                                              -------------        ------------
Current liabilities:
 Accounts payable                                   15,411               6,281
 Accrued interest                                    5,456               2,175
 Deferred revenue                                    1,037               1,102
 Accrued income taxes                                3,542               4,472
 Other current liabilities                           1,127               2,175
                                                   -------             -------

       Total current liabilities                    26,573              16,205

Notes payable                                      130,090             130,074
                                                   -------             -------

       Total liabilities                           156,663             146,279
                                                   -------             -------

Minority interest                                    3,654               5,255

Redeemable preferred stock (liquidation value
 $85,000) (8,500 shares authorized, issued and
 outstanding)                                       38,069              34,955

Stockholders' equity:
Common stock ($.01 par, 24,051 shares authorized,
18,948 shares issued and outstanding)                    1                   1


Paid-in-capital                                     51,208              54,322
Cumulative translation adjustment                   (1,060)               (162)
Accumulated deficit                                (42,626)            (23,113)

   Total stockholders' equity                        7,523              31,048
                                                   -------             -------
   Total liabilities and Stockholders' equity      205,909             217,537
                                                   =======             =======



         See accompanying notes to consolidated financial statements

                         POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                             SEPTEMBER 30, 1996
   (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                          Three months ended September 30                Nine months ended September 30
                                      ----------------------------------------     -----------------------------------------

                                             1997                  1996                   1997                   1996
                                      ------------------    ------------------     ------------------     ------------------

Cable television revenue                          10,390                 6,090                 26,801                 18,115


Operating expenses:
 Direct operating expenses                         2,416                 1,582                  7,544                  4,826
 Selling, general and administrative               7,780                 3,238                 22,705                  6,103
 Depreciation and amortization                     4,423                 2,729                 10,946                  6,279

Total operating expenses                          14,619                 7,549                 41,195                 17,208

Operating (loss) income                           (4,229)               (1,459)               (14,394)                   907

Interest and investment income                       744                    65                  2,863                    288
Interest expense                                  (2,293)                 (552)                (9,880)                (2,437)
Foreign currency translation loss                   (476)                 (291)                  (898)                  (351)

Loss before income taxes and
 minority interest                                (6,254)               (2,237)               (22,309)                (1,593)

Income tax benefit (expense)                        (246)                    2                   (358)                (1,451)
Minority interest in subsidiary (income) loss       (343)                1,116                  2,256                  1,136

Net loss                                          (6,843)               (1,119)               (20,411)                (1,908)

Preferred stock dividend                              --                    --                     --                 (1,738)

Excess of carrying amount of preferred stock
 over fair value of consideration transferred         --                    --                     --                  3,549

Accretion of redeemable preferred stock           (1,086)                 (956)                (3,114)                (1,913)

Net loss applicable to common
 shareholders                                    ($7,929)              ($2,075)              ($23,525)               ($2,010)
                                                 --------              --------              ---------               --------

Net loss per share                              ($418.46)             ($109.51)            ($1,241.56)              ($120.16)
                                                ---------             ---------            -----------               --------

Weighted average number of common
and common equivalent shares outstanding          18,948                18,948                 18,948                 16,728
                                                  ------                ------                 ------                 ------


          See accompanying notes to consolidated financial statements

                         POLAND COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                    (AMOUNTS IN THOUSANDS OF U.S. DOLLARS)


                                                       Cumulative
                                Common      Paid-in    Translation    Accumulated
                                Stock       Capital    Adjustment       Defecit         TOTAL
---------------------------------------------------------------------------------------------------
                                                      (unaudited)
Balance January 1, 1997            1        $54,322        (162)        (23,113)        31,048

Translation adjustment            --            --         (898)            898
Net loss                          --            --          --          (20,411)       (20,411)
  Accretion of redeemable
    Preferred stock               --         (3,114)        --              --          (3,114)

Balance September 30, 1997        $1         $51,208    ($1,060)       ($42,626)        $7,523
                                  --         -------    -------        --------         ------

         See accompanying notes to consolidated financial statements

                         POLAND COMMUNICATIONS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                    (AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)


                                              1997                    1996
                                           -------------          -------------


Cash flows from operating activities:
 Net loss                                        (20,411)               (1,908)
 Adjustments to reconcile net loss to
  net cash (used in) provided by operating
  activities:
   Minority interest in subsidiary (loss)         (2,256)               (1,136)
   Depreciation and amortization                  10,946                 6,279
   Write off of deferred financing cost                0                 1,868
   Deferred income tax                                 0                     0
   Other                                             195                     0
Changes in operating assets and liabilities,
 net of effects of acquisitions:
   Accounts receivable                            (2,143)                 (214)
   Other current assets                           (1,170)               (2,739)
   Accounts payable and accured expenses            (703)               (2,537)
   Deferred compensation                           9,425                     0
   Accrued interest                                3,281                     0
   Amounts due to affiliates                      (2,513)                1,699
   Deferred revenue                                 (102)                 (259)
   Accrued income taxes                             (930)                5,416
   Other current liabilities                      (1,147)               (3,673)
                                                  -------               -------

      Net cash (used in) provided by operating
       activities                                 (7,528)                2,796
                                                  -------                -----

Cash flows from investing activities:
  Construction of cable television systems       (24,718)              (21,298)
  Purchase of other capital assets                (1,687)                 (797)
  Proceeds from sale of investment securities     25,115                     0
  Other investments                                1,388                (4,381)
  Notes receivable from affiliate                 (4,288)                    0
  Purchase of subsidiaries, net of cash received (10,834)               (1,267)
                                                  -------                -----

           Net cash used in investing activities (15,024)              (27,743)

Cash flows from financing activities:
  Net proceeds from issuance of stock                  0                72,121
  Proceeds from notes payable                          0                     0
  Costs to obtain loans                           (1,306)                    0
  Repayment of notes payable                        (750)               (8,354)
  Repayments to affiliates                             0               (37,512)
                                                  -------              --------

        Net cash (used) provided by financing
          activities                              (2,056)               26,255
                                                  -------              --------

        Net (decrease) increase in cash and cash
         equivalents                             (24,608)                1,308
 Cash and cash equivalents at beginning of
  period                                          68,483                 2,343
                                                  ------                 -----
Cash and cash equivalents at end of period        43,875                 3,651
                                                  ------                 -----
 Supplemental cash flow information:
   Interest paid during the period                 6,653                 7,953
   Income taxes paid during the period             1,589                   367


         See accompanying notes to consolidated financial statements

                          POLAND COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)


         The information furnished by Poland Communications, Inc. ("PCI" or the "Company") in the accompanying unaudited consolidated balance sheets, statements of operations, statement of changes in stockholders' equity and statements of cash flows reflect all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 1997. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 1996. The interim financial results are not necessarily indicative of the results of the full year.

1. THE REORGANIZATION

         The Company's parent, @Entertainment, Inc.("@ Entertainment"), completed an initial public offering of stock in the United States and internationally (the "Offerings") which closed on August 5, 1997. Prior to the Offerings, all of the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all of the shares of PCI's common stock owned by it to @Entertainment. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment's Series B Preferred Stock ("@Entertainment Series B Preferred Stock") in exchange for its series of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock automatically converted into 4,862,000 shares of common stock of @Entertainment upon the closing of the Offerings (the "Automatic Conversion").

         On June 20, 1997, Polish Investments Holding L.P. ("PIHL") transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment entered into a Purchase Agreement dated as of June 22, 1997 (the
"Purchase Agreement"). Among other matters, the Purchase Agreement obligated @Entertainment, Inc. to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchase"). The aggregate purchase price of $60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equals the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchase occurred shortly after the closing of the Offerings and was funded with a portion of the net proceeds of the Offerings.

         In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and their employee stock option agreements were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option to purchase 1,000 shares of @Entertainment's common stock, with a proportionate reduction in the per share exercise price.

         The Share Exchange, the Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment owns all of the outstanding shares of voting stock of PCI.

2.COMMITMENTS

         In April 1997, the Company reached an agreement in principle with Ground Zero Media Sp. z o.o. ("GZM"), a joint venture with Polygram International, Atomic Entertainment LLP, and Planet 24 Production Limited, whereby the Company will assume responsibility for selling all advertising to be aired on Atomic TV for a period of one year commencing April 1997. Atomic TV is a Polish-language music television channel owned by GZM, which began satellite broadcasting to Poland on April 7, 1997. Under the terms of the agreement, the Company has the right to receive all of the funds generated from advertising sales, and in exchange for such rights, the Company will pay GZM $4.95 million over the one-year period in equal monthly installments. The Company, through a wholly-owned subsidiary, owns a 45% interest in GZM. As of September 30, 1997 the remaining commitment is approximately $2.95 million.

         The Company is currently negotiating to acquire two cable television systems in Poland (the "Acquisitions"). The aggregate consideration to be paid by PCI in connection with the Acquisitions is expected to be approximately $18.1 million. The cable systems expected to be acquired serve approximately 60,000 subscribers and have approximately 100,000 homes passed. There can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If both of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet PCI's technical standards. Such upgrading would enable PCI to increase the number of programs offered, the quality of the transmissions and the operating cost effectiveness of the acquired networks. However, the Company believes that the networks to be acquired in the Acquisitions currently meet Polish State Agency of Radio Communications ("PAR") standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion. In the event that the Acquisitions are consummated, they will be accounted for under the purchase method in accordance with guidance established within APB Opinion
No. 16.

3. STOCK OPTIONS

         The Company granted stock options to certain of its executives in January, April and June of 1997. These options were assigned to @Entertainment in the Assignment. As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option plans were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option to purchase 1,000 shares of @Entertainment's common stock, with a proportionate reduction in the per share exercise price.

         The exercise prices for these options were substantially below the initial public offering price of $21 per share for @Entertainment common stock. Since a portion of the executives time is spent providing services to the Company, a portion of the stock option costs were allocated to the Company using what management believes is a reasonable method of allocation. The Company has recognized approximately $9.4 million of compensation expense during the nine months ended September 30, 1997 related to these options. The compensation expense relates to the difference between the exercise price of the options and their fair market value on the date of grant.


4. OTHER

         The Company has incurred certain costs on behalf of @Entertainment during 1997. As such, a portion of these costs has been allocated to @Entertainment using a methodology deemed by management to be reasonable and justified based on each entity's usage.

5. SUBSEQUENT EVENTS

         Subsequent to September 30, 1997, the Company and its subsidiaries have purchased or committed to purchase additional cable television systems for an aggregate purchase price of $3.1 million. Approximately $2.0 million of this aggregate purchase price has been paid, in connection with acquisitions that have been consummated. The remaining $1.1 million of this aggregate purchase price relates to pending acquisitions for which there can be no assurance as to the timing of closing or that such acquisitions will actually be consummated. The consummated acquisitions and the pending acquisitions if they are consummated will be accounted for under the purchase method in accordance with guidance established within APB Opinion No. 16.

         As the final installment on the purchase of shares of PTK Ryntronik S.A., the Company paid the former shareholder $530,000 in November 1997.

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
  (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                           September 30,           December 31,
                                               1997                     1996
                                           -------------           ------------
                                           (Unaudited)

ASSETS
Currents assets:
 Cash and cash equivalents                       $3,767                 $7,015
 Accounts receivable, net of allowances
   of $433 for 1997 and $437 for 1996             1,028                    706
 Other current assets                             2,406                  1,282
                                                  -----                  -----

        Total current assets                      7,201                  9,003
                                                  -----                  -----

Investment in cable television systems, at cost:
 Property, plant and equipment:
   Cable television system assets               102,581                 84,511
   Construction in progress                         179                      9
   Vehicles                                       1,451                  1,095
   Other                                          2,994                  2,519
                                                  -----                  -----
       Total property, plant and equipment      107,205                 88,134
       Least accumulated depreciation           (25,551)               (18,779)
                                                --------               --------

       Net property, plant and equipment         81,654                 69,355

Inventories for construction                      6,632                  4,974
Intangibles, net                                  9,969                 10,534
                                                  -----                 ------

       Net investment in cable television
         systems                                 98,255                 84,863
                                                 ------                 ------
Other investments                                     0                  1,409

        Total assets                            105,456                 95,275
                                                -------                 ------



         See accompanying notes to consolidated financial statements

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                   CONSOLIDATED BALANCE SHEETS (continued)
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
   (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                          September 30,            December 31,
                                              1997                     1996
                                          -------------            ------------
                                           (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $3,382                  $2,685
 Deferred revenue                                  414                     823
 Other current liabilities                         120                       9
                                               -------                 -------

       Total current liabilities                 3,916                   3,517

Due to affiliates                               18,521                  11,159
Notes payable to affiliates                    123,774                 107,891

        Total liabilities                      146,211                 122,567

Minority interest                                2,226                   2,920

Stockholders' equity:
Capital stock ($.50 par, 200,000 shares
  authorized, issued and outstanding)              100                     100
Cumulative translation adjustment               (1,596)                   (344)
Accumulated deficit                            (41,485)                (29,968)
                                               --------                --------

  Total stockholders' equity                   (42,981)                (30,212)
                                               --------                --------

   Total liabilities and stockholders' equity  105,456                  95,275
                                               -------                  ------





         See accompanying notes to consolidated financial statements

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                        AND ENDED SEPTEMBER 30, 1996
   (AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    Three months ended September 30             Nine months ended September 30
                                              -----------------------------------------     ---------------------------------------

                                                     1997                    1996                  1997                   1996
                                              ------------------     ------------------     ------------------   ------------------

Cable television revenue                                 7,609                  5,366                 20,989               16,883

Operating expenses:
 Direct operating expenses                               2,032                  1,354                  5,567                4,424
 Selling, general and administrative                     3,795                  2,516                 12,044                5,285
 Depreciation and amortization                           2,737                  2,536                  7,658                6,022
                                                         -----                  -----                 ------               ------

Total operating expenses                                 8,564                  6,406                 25,269               15,731
                                                         -----                  -----                 ------               ------

Operating (loss) income                                   (955)                (1,040)                (4,280)                1,152

Interest and investment income                              41                     44                    131                  131
Interest expense                                        (2,869)                (2,497)                (8,279)              (7,201)
Foreign currency translation loss                         (477)                  (440)                (1,252)                (440)
                                                       -------                -------                -------                -------

Loss before income taxes and
 minority interest                                      (4,260)                (3,933)               (13,680)               (6,358)

Income tax benefit (expense)                               (74)                     2                   (179)                 (161)
Minority interest in subsidiary loss                       329                    370                  1,090                   133
                                                       -------                -------                -------                -------

Net loss                                                (4,005)                (3,561)               (12,769)               (6,386)

Net loss per share                                     ($20.03)               $(17.81)               $(63.85)              $(31.93)

Weighted average number of common
and common equivalent shares outstanding               200,000                200,000                200,000                200,000
                                                       -------                -------                -------                -------




          See accompanying notes to consolidated financial statements

                    POLAND CABLEVISION (NETHERLANDS) B.V.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                    (AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)



                                                     Cumulative
                                            Common   Translation   Accumulated
                                            Stock    Adjustment      Deficit      TOTAL

------------------------------------------------------------------------------------------
Balance January 1, 1997                      100        (344)       (29,968)    (30,212)

 Translation adjustment                       --      (1,252)         1,252          --
  Net loss                                    --         --         (12,769)     (12,769)

Balance September 30, 1997                   100      (1,596)       (41,485)     (42,981)





          See accompanying notes to consolidated financial statements

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (AMOUNTS IN THOUSAND OF U.S. DOLLARS)
                                 (UNAUDITED)


                                                                1997           1996
                                                            ------------   ------------
Cash flows from operating activities:
  Net loss                                                      (12,769)      (6,386)
  Adjustments to reconcile net loss to
   net cash (used) provided by operating activities:
     Minority interest in subsidiary (loss)                      (1,090)        (133)
     Depreciation and amortization                                7,658        6,022
     Other                                                          423           0
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
        Accounts receivable                                        (322)          55
        Other current assets                                     (1,124)      (6,552)
        Accounts payable                                            697         (394)
        Amounts due to affiliates                                     0       (2,071)
        Deferred revenue                                           (409)        (375)
        Other current liabilities                                   111         (202)
                                                                -------     --------

             Net cash (used) provided by operating activities    (6,825)     (10,036)
                                                                -------     --------

Cash flows from investing activities:
  Construction of cable television systems                      (20,039)     (10,368)
  Purchase of other capital assets                               (1,038)          --
  Other investments                                               1,409          331
  Notes receivable from affiliate                                     0       27,757
  Purchase of subsidiaries, net of cash received                      0       (4,578)

               Net cash used by investing activities            (19,668)      13,142
                                                                -------     --------

Cash flows from financing activities:
 Proceeds from notes payable affiliates                          15,883           --
 Increase in due to affiliates                                    7,362           --
 Costs to obtain loans                                                0            0
 Repayment of notes payable                                           0       (2,834)
                                                                -------     --------

             Net cash provided by financing activities           23,245       (2,834)
                                                                -------     --------

             Net (decrease) increase in cash and cash
                equivalents                                      (3,248)         272

Cash and cash equivalents at beginning of period                  7,015        2,278
                                                                -------     --------
Cash and cash equivalents at end of period                        3,767        2,550
                                                                -------     --------

 Supplemental cash flow information:
   Interest paid during the period                                  185        7,809
   Income taxes paid during the period                              202          349


         See accompanying notes to consolidated financial statements

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)

         Financial information is included for Poland Cablevision (Netherlands) B.V. ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes Due 2003 and 9 7/8% Series B Senior Notes Due 2003. The information furnished by PCBV in the accompanying unaudited consolidated balance sheets, statements of operations, statement of changes in stockholders' equity and statements of cash flows reflect all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of PCBV's results of operations and cash flows for the interim periods and financial position as of September 30, 1997. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV as of and for the year ended December 31, 1996. The interim financial results are not necessarily indicative of results for the full year.


2. SUBSEQUENT EVENTS

         Subsequent to September 30, 1997, subsidiaries of PCBV have purchased or committed to purchase additional cable television systems for an aggregate purchase price of $2.0 million. Approximately $1.4 million of this aggregate purchase price has been paid, in connection with acquisitions that have been consummated. The remaining $0.4 million of this aggregate purchase price relates to pending acquisitions for which there can be no assurance as to the timing of closing or that such acquisitions will actually be consummated. The consummated acquisitions and the pending acquisitions if they are consummated will be accounted for under the purchase method in accordance with guidance established within APB Opinion No. 16.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Poland Communications, Inc. ("PCI" or the "Company"), including the notes thereto, included herein. The following discussion contains certain forward-looking statements that involve risks and uncertainties including without limitation those related to the consummation of pending and future acquisitions. The Company's actual future results could differ materially from those discussed herein.

OVERVIEW

         The Company is organized based upon its two principal lines of business: operation of cable television systems in Poland and the creation, production, development and acquisition of Polish language programming.

         Substantially all of the Company's revenue is derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas), and basic tiers of service. At September 30, 1997, the Company had approximately 1,350,000 homes passed and approximately 718,000 cable television subscribers of which approximately 78.9% received basic service.

         The Company has experienced low churn rates during all years of its operations. The Company's annual churn rates for 1994, 1995, 1996 and the first nine months of 1997 were 9.1%, 9.2%, 7.8% and 6.4%, respectively. The Company's annual churn rates have historically averaged less than 10%. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn. These churn rates also reflect a pricing strategy that was designed to keep the Company's profit margin relatively constant in U.S. Dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. Since the beginning of 1997, the Company has adopted a new cable television pricing strategy designed to maximize revenue per subscriber and achieve real profit margin increases in U.S. Dollar terms. As a result, the Company expects that it may experience increases in its churn rate above historical levels during the implementation of its new pricing strategy across its cable networks.

         The Company currently creates, produces, develops and acquires programming for its two proprietary Polish language channels for distribution across its cable networks.

ACQUISITIONS

         The Company is currently negotiating to acquire two cable television systems in Poland (the "Acquisitions"). The aggregate consideration to be paid by the Company in connection with the Acquisitions is expected to be approximately $18.1 million. The cable systems expected to be acquired serve approximately 60,000 subscribers and have approximately 100,000 homes passed. The consummation of the Acquisitions will result in the expansion of the Company's cable operations within its existing regional clusters. PCI intends to use a portion of the net proceeds of the offering of its 9-7/8% Senior
Notes Due 2003 (the "Old Notes") issued in October 1996 to consummate these Acquisitions, although there can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If both of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet the Company's technical standards. Such upgrading would enable the Company to increase the number of programs offered, the quality of the transmissions and the operating cost effectiveness of the acquired networks. However the Company believes that the networks to be acquired in the Acquisitions currently meet Polish State Agency of Radio Communications
("PAR") standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996


CABLE TELEVISION REVENUE. Revenue increased $4.3 million or 70.5% from $6.1 million in the three months ended September 30, 1996 to $10.4 million in the three months ended September 30, 1997 and $8.7 million or 48.1% from $18.1 million in the first nine months of 1996 to $26.8 million in the first nine months of 1997. These increases were primarily attributable to a 70.0% increase in the number of basic subscribers from approximately 333,000 as of September 30, 1996 to approximately 566,000 as of September 30, 1997. Approximately 69% of this increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 83.4% of cable television revenues for the three months ended September 30, 1996 and 80.4% for the first nine months of 1996. Monthly subscription revenue for the three months ended September 30, 1997 constituted 86.3% of total revenue, while for the nine months ended September 30, 1997 the percentage was 86.4%. Installation fee revenue for the three months ended September 30, 1997 decreased by 25.0% compared to the corresponding quarter in 1996 from $0.8 million to $0.6 and decreased by 24.0% from $2.5 million in the first nine months of 1996 to $1.9 million in the first nine months of 1997. The Company expects that installation fees related to new non-premium subscribers will continue to constitute a declining portion of the Company's revenue. During the three months ended September 30, 1997, the Company generated approximately $ 293,000 of additional premium subscription revenue and approximately $76,000 of additional premium channel installation revenue as a result of providing Home Box Office ("HBO") programing to its subscribers.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $0.8 million, or 50.0%, from $1.6 million during the three months ended September 30, 1996 compared to $2.4 million in the three months ended September 30, 1997 and increased $2.7 million, or 56.3%, from $4.8 million in the first nine months of 1996 to $7.5 million in the first nine months of 1997, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's systems and standards as well as the increased size of the Company's cable television system, and costs associated with the lease of three transponders on the Astra II-E and II-F satellites
(a portion of which has been allocated to @Entertainment using a methodology deemed by management to be reasonable and justified based on each entity's usage) which will provide the capability to deliver the Company's Polish language programming platform to Polish customers through the Company's cable television systems and through @Entertainment, Inc.'s planned direct-to-home satellite broadcast system. Direct operating expenses decreased from 26.2% of revenues in the three months ended September 30, 1996 to 23.1% in the three months ended September 30, 1997 and increased from 26.5% of revenues for the first nine months of 1996 to 28.0% of revenues for the first nine months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $4.6 million from $3.2 million in the three months ended September 30, 1996 to $7.8 million in the three months ended September 30, 1997 and increased $16.6 million from $6.1 million in the first nine months of 1996 to $22.7 million in the first nine months of 1997, in part as a result of an increase in sales and marketing expenses incurred in newly acquired networks, costs associated with the agreement relating to the sale of advertising on Atomic TV described in
Note 2 to the Company's consolidated financial statements and costs of launching the distribution of the HBO premium pay movie channel in Poland. In addition, compensation expense was recorded in the third quarter 1997 of approximately $2.1 million for options to purchase shares granted to two key executives. (Such options have been transferred to the Company's parent, @ Entertainment, Inc., as described in Item 5.) Compensation expense also increased as the Company has established a management team of senior executives who have significant experience in the cable television and programming business. As a percentage of revenue, selling, general and administrative expenses increased from 52.5% for the three months ended September 30, 1996 to 75.0% for the three months ended September
30, 1997 and 33.7% for the first nine months of 1996 to 84.7% for the first nine months of 1997. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 49.6% in the first nine months of 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses rose $1.7 million, or 63.0%, from $2.7 million to $4.4 million in the three months ended September 30, 1996 and 1997, respectively, and $4.6 million, or 73.0%, from $6.3 million in the first nine months of 1996 to $10.9 million in the first nine months of 1997. These increases are principally as a result of depreciation of additional cable television assets acquired in connection with the build-out of the Company's networks and acquisitions. Depreciation and amortization expenses as a percentage of revenues decreased from 44.3% in the three months ended September 30, 1996 to 42.3% in the corresponding period in 1997 and increased from 34.8% in the first nine months of 1996 to 40.7% in the first nine months of 1997.

INTEREST EXPENSE. Interest expense increased $1.7 million from $0.6 million in the three months ended September 30, 1996 to $2.3 million in the three months ended September 30, 1997 and $7.5 million from $2.4 million in the first nine months of 1996 to $9.9 million in the first nine months in 1997 primarily due to the issuance of $130 million aggregate principal amount of Old Notes in October 1996.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $2.6 million from $0.3 million in the first nine months of 1996 to $2.9 million in the first nine months of 1997, primarily due to the interest and investment income derived from the investment of a portion of the proceeds from the issuance of Old Notes in October 1996.

FOREIGN CURRENCY TRANSLATION LOSS. Foreign currency translation loss increased $0.2 million from $0.3 million in the three months ended September 30, 1996 to $0.5 million in the three months ended September 30, 1997. For the first nine months of 1997 foreign currency transaction loss amounted to $0.9 million, as compared to $0.4 million for the first nine months of 1996 primarily due to increased assets subject to translation during the 1997 period resulting from the growth of the Company and less favorable exchange rate fluctuations.

MINORITY INTEREST IN SUBSIDIARY (INCOME) LOSS. Minority interest in subsidiary income was $(0.3) million for the three months ended September 30, 1997, and minority interest in subsidiary loss was $2.3 million for the first nine months of 1997, resulting from loss incurred in two minority-owned subsidiaries, compared to minority interest in subsidiary loss of $1.1 million for the three months ended September 30, 1996 and $1.1 million for the first nine months of 1996.

NET LOSS. During the three months ended September 30, 1996, the Company incurred net loss of $1.1 million compared to a net loss of $6.8 million incurred during the three months ended September 30, 1997. For the first nine months of 1996 and 1997, the Company had net losses of $1.9 million and $20.4 million, respectively. These losses and income were the result of the factors discussed above.

EBITDA. EBITDA decreased by $1.2 million, from $7.2 million for the first nine months of 1996 to $6.0 million for the first nine months of 1997. EBITDA consists of net income (loss) as measured by U.S. GAAP adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency translation gains and losses, income taxes, extraordinary items, non-recurring items, gains and losses from the sale of assets other than in the normal course of business and minority interest in subsidiary income and loss. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of cable television companies. EBITDA is not intended to represent cash flow from operations under U.S. GAAP and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or cash flows from operations as a measure of liquidity. The Company treats the $9.4 million non-cash compensation expense relating to the grant of stock options in the first nine months of 1997 as a non-recurring item as such options were transferred to its parent and it expects that future grants of stock options will not give rise to compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from equity investors, (ii) borrowings under available credit facilities and (iii) cash flow from operations. In addition, in October 1996 PCI sold $130 million aggregate principal amount of the Old Notes. The Company had negative cash flow from operating activities for the first nine months of 1997 of $5.9 million due to the Company's net loss.

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

         On October 31, 1996, $130 million aggregate principal amount of Old Notes were sold by PCI to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the Old Notes. In June 1997, substantially all of the outstanding Old
Notes were exchanged for an equal aggregate principal amount of publicly-registered notes. Both the Old Notes and the publicly-registered notes (collectively, the "Notes") were issued pursuant to the Indenture dated as of October 31, 1996 between PCI and State Street Bank & Trust Company, trustee (the "Indenture").

         Pursuant to the Indenture, PCI is subject to certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance and sales of capital stock and subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of Notes upon a change of control; (viii) limitation on sales of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitations on lines of business; and (xii) provision of financial statements and reports. Pursuant to the AmerBank credit facility, PCI is subject to certain informational and notice requirements but is not subject to restrictive covenants. PCI is in compliance with all covenants in the Indenture.

         As a result of the offering of the Old Notes, the Company incurred substantial debt. At September 30, 1997, the Company had, on consolidated basis, approximately $130.1 million in principal amount of indebtedness outstanding, net of discount.

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

         Cash used for the build-out of the Company's cable television networks was $24.7 million in the first nine months of 1997. The Company expects that the rebuild program for the Katowice regional cluster will be completed in 1997 at an additional cost of approximately $1.0 million. Other than the Katowice upgrade, the Company is not obligated to make any system upgrades in 1997 or in 1998. However, the Company intends to continue to acquire additional cable systems, upgrade its cable networks and increase its programming capacity.

         The Company is currently negotiating to acquire two cable television systems in Poland. The aggregate consideration to be paid by the Company in connection with the Acquisitions is expected to be approximately $18.1 million. The cable systems expected to be acquired serve approximately 60,000 subscribers and have approximately 100,000 homes passed. There can be no assurance as to the timing of closing of any of the pending Acquisitions or that the pending Acquisitions will actually be consummated. If both of the Acquisitions are consummated, the Company estimates that it will spend approximately $5.5 million within 12 months of the consummation of the Acquisitions to upgrade the acquired networks to meet the Company's technical standards. Such upgrading would enable the Company to increase the number of programs offered, the quality of the transmissions and the operating cost effectiveness of the acquired networks. However the Company believes that the networks to be acquired in the Acquisitions currently meet PAR standards and, accordingly, that the timing and extent of such upgrades would be subject to the Company's discretion.

         In April 1997, the Company reached an agreement in principle with Ground Zero Media Sp. z o.o. ("GZM"), a joint venture with Polygram International, Atomic Entertainment LLP, and Planet 24 Production Limited, whereby the Company will assume responsibility for selling all advertising to be aired on Atomic TV for a period of one year commencing April 1997. Atomic TV is a Polish-language music television channel owned by GZM, which began satellite broadcasting to Poland on April 7, 1997. Under the terms of the agreement, the Company has the right to receive all of the funds generated from advertising sales, and in exchange for such rights, the Company will pay GZM $4.95 million over the one-year period in equal monthly installments. The Company, through a wholly-owned subsidiary, owns a 45% interest in GZM. As of September 30, 1997 the remaining commitment is approximately $2.95 million.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

	 Since 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996. In the first nine months of 1997, Poland had inflation of 9.55%. A substantial portion of the Company's operating expenses and capital expenditures are, and are expected to be, denominated in zloty and tend to increase with inflation. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has decreased since 1991. However, the zloty exchange rate and rate of devaluation have increased in the first nine months of 1997. The zloty per U.S. Dollar exchange rate quoted at noon by the National Bank of Poland was 2.8755, 3.0760 and 3.4170 for December 31, 1996, March 31, 1997 and September 30, 1997, respectively. Inflation and currency exchange fluctuations have had, and may continue to have, an effect on the financial condition and results of operations of the Company.

	 Substantially all of the Company's debt obligations and certain of the Company's operating expenses and capital expenditure are, and are expected to continue to be, denominated in or indexed to U.S. Dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. Dollar that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenues to service its U.S. Dollar-denominated obligations. While the Company may consider entering into transactins to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar-denominated obligations and, thus, on the Company's financial condition and results of operations.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

FINANCIAL ACCOUNTING STANDARD NO. 128 This statement provides new accounting and reporting standards for earnings per share. It will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock if their effect is dilutive. This statement, effective for year-end 1997 financial statements, requires that prior period earnings per share data be restated. The Company does not expect adoption of this statement to have a material impact on earnings per common share amounts.

FINANCIAL ACCOUNTING STANDARD NO. 130 Reporting Comprehensive Income, was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it will not affect the Company's financial position or results of operations, FAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

FINANCIAL ACCOUNTING STANDARD NO. 131 Disclosures about Segment of an Enterprise and Related information, was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under FAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II OTHER INFORMATION


ITEM 5. OTHER INFORMATION:

         The Company's parent, @Entertainment ("@Entertainment"), completed an initial public offering of stock in the United states and internationally (the "Offerings") which closed on August 5, 1997. Prior to the Offerings, all the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement dated as of June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI's common stock owned by it to @Entertainment, Inc. In addition, ECO Holdings III Limited Partnership ("ECO") transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment, Inc. All of these transfers were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended (the "Share Exchange"). Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment, Inc. in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment, Inc.'s Series B Preferred Stock ("@Entertainment Series B Preferred Stock) in exchange for its series of PCI Series B Preferred Stock. The @Entertainment Series B Preferred Stock has identical rights and preferences to those of the PCI Series B Preferred Stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.8 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment Series B Preferred Stock automatically converted into 4,862,000 shares of Common Stock of @Entertainment, Inc. upon the closing of the Offerings (the "Automatic Conversion").

         On June 20, 1997, Polish Investments Holding L.P. ("PIHL") transferred all of the outstanding shares of PCI's Series C Preferred Stock to an entity owned by certain of the beneficial owners of PIHL and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment, Inc. entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated @Entertainment, Inc. to purchase all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Offerings (the "Cash Purchase"). The aggregate purchase price of $60.0 million for PCI's Series A Preferred Stock and Series C Preferred Stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchase occurred shortly after the closing of the Offerings and was funded with a portion of the net proceeds of the Offerings.

         In June 1997, certain employment agreements for the executive officers of @Entertainment, who were employed by PCI and their employee stock option agreements were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements and employee stock option agreements were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option to purchase 1,000 shares of @Entertainment Common Stock, with a proportionate reduction in the per share exercise price.

         The Share Exchange, the Capital Adjustment and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment, owns all of the outstanding shares of voting stock of PCI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K
    The Company did not file any reports on Form 8-K during the third quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           POLAND COMMUNICATIONS, INC.
                           By: /s/ Robert E. Fowler III
                           --------------------------------------
                           Robert E. Fowler III
                           Chief Executive Officer

                           By: /s/ John S. Frelas
                           --------------------------------------
                           John S. Frelas
                           Chief Financial Officer and Treasurer


Date:November 14, 1997