Form 10-K
period 1997-12-31
POLAND COMMUNICATIONS INC
filed 1998-03-31
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

       For the transition period from                 to

                        Commission File Number 333-20307
                            ------------------------

                          POLAND COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

           NEW YORK                       06-1070447
 (State or Other Jurisdiction          (I.R.S. Employer
              of                     Identification No.)
Incorporation or Organization)
     ONE COMMERCIAL PLAZA
    HARTFORD, CONNECTICUT                   06103
    (Address of Principal                 (Zip Code)
      Executive Offices)

                            ------------------------

       Registrant's telephone number, including area code (860) 549-1674

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED

          Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

    Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ____X____        No __________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                       None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    GENERAL

    Poland Communications, Inc. ("PCI") is a New York corporation and wholly-owned subsidiary of @ Entertainment, Inc. ("@ Entertainment"), a Delaware corporation whose common stock is listed on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market and traded under the symbol ATEN. References to the "Company" mean PCI and its subsidiaries.

    The Company operates the largest cable television system in Poland with approximately 1,408,100 homes passed and approximately 768,900 total subscribers. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company believes that additional subscriber growth can be achieved through a combination of increased penetration, new network build-out and acquisitions. In addition, the Company intends to drive subscriber growth, as well as increase revenue per subscriber, by introducing, in connection with @ Entertainment, a branded platform of Polish-language programming (the "Programming Platform") under the brand name Wizja TV on its cable networks on April 18, 1998. @Entertainment and the Company anticipate that at its launch Wizja TV will consist of 15 channels of primarily Polish-language programming to be distributed over the Company's cable networks. @Entertainment has secured and is in the process of securing certain exclusive Polish pay television rights to channels and events covering what it believes are the most important programming genres to viewers in the Polish market, including movies, sports, children's programming, documentaries and music. The Company has invested more than $102 million to construct fiber-optic cable networks, which it believes are among the most technologically advanced in Poland and are comparable to modern cable networks in the United States. The networks constructed by the Company provide excess channel capacity and are designed to maximize reliability. It is the Company's policy to upgrade as rapidly as possible substandard networks that it has acquired.

    OPERATING STRATEGY

    With the fall of Communist rule in 1989, the Company believed that significant market advantages could be gained by becoming one of the first cable operators to establish a high-quality cable television system in Poland. The Company believes that it has achieved its initial goals of rapidly increasing its coverage areas, establishing its business reputation, and providing a high-quality signal, wide channel offerings and quality of service comparable to that provided by world-class cable operators.

    Having established itself as the leading cable television service provider in Poland, the Company's current strategic objective is to increase cash flow and enhance the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to
(i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber, (iii) expand its regional clusters, (iv) increase subscriber penetration, and (v) realize additional operating efficiencies.

    PROVIDE COMPELLING PROGRAMMING. The Company currently provides to its cable subscribers nine primarily Polish-language channels not available on terrestrial frequencies. The Company believes that the introduction of Wizja TV, with its initial 15 channel primarily Polish-language programming platform, will augment the attractiveness of the Company's programming to its cable subscribers. The Company believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber base.

    INCREASE PRICING AND MAXIMIZE REVENUE PER CABLE SUBSCRIBER. The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. Dollar terms. In connection with this pricing strategy, the Company intends to continue to introduce new program offerings and to improve its services. As a result, the Company has experienced and may continue to experience increases in churn rate above historical levels resulting from the implementation of its pricing strategy. The Company generally receives a premium for its cable television services over the prices charged by its competitors, particularly poor-quality satellite master antenna television ("SMATV") operators. Despite its generally higher price levels, the Company has achieved significant growth in penetration and market share while maintaining relatively low annual cable television churn rates. The Company believes its ability to successfully command higher prices reflects its higher levels of customer service, broader selection of quality programming and the greater technical quality of its cable television networks.

    EXPAND REGIONAL CLUSTERS. The Company's strategy is to continue to expand the coverage areas of its regional clusters, both through selected build-out and acquisitions. The Company intends to expand primarily in areas where it can fill-in existing regional clusters and into cities and towns adjacent to its regional clusters through the continued build-out of its existing networks. The Company also plans to expand its regional clusters through the continued acquisition of smaller cable television operators. In addition, in markets where the Company has established operations, it intends to selectively overbuild certain weaker competitors in an effort to consolidate the market. By implementing this strategy for expanding its regional clusters, the Company believes it can limit its per-subscriber build-out costs and realize significant synergies from leveraging its existing infrastructure and asset base, both in terms of personnel and in terms of capital costs. Because the Company has a management structure and operating systems in place in each of its regional clusters, it is able to realize significant cash flow margins from each dollar of incremental multiple dwelling unit ("MDU") subscriber revenue generated through the addition of subscribers to its existing regional clusters.

    INCREASE SUBSCRIBER PENETRATION. The Company believes the most profitable means of expanding its cable television business is to leverage its investment in its cable networks by increasing subscriber penetration in its regional clusters. Once a MDU building is passed by the Company's networks, the Company can add subscribers who generate average annual subscription fees of approximately $65 in return for an average capital investment of approximately $20 per MDU subscriber. The Company plans to increase subscriber penetration by
(i) executing an aggressive sales, marketing and promotional strategy using the Company's highly trained and commissioned Polish sales force, with particular emphasis on Company-wide quarterly remarketing campaigns, (ii) continuing to enhance the Company's program offerings, particularly through the introduction of Wizja TV for distribution across its cable networks, and (iii) applying prompt, courteous and professional customer service standards.

    REALIZE ADDITIONAL OPERATING EFFICIENCIES. The Company aggressively seeks to realize operating efficiencies in both its acquired as well as its existing cable networks by, among other things, rationalizing headends, combining customer service offices and reducing administrative personnel. The Company generally has been able to eliminate personnel in its acquired cable television systems by managing the systems with experienced personnel from one of its existing regional clusters. The Company can also generally reduce the technical personnel necessary to operate acquired systems after connecting them to the Company's existing headends or, if required, rebuilding them to the Company's standards. The Company also intends to reduce headcount through consolidation of its existing clusters of regional operations from eight to four, and through the centralization of subscriber management and customer support services in its new subscription management call center (the "Call Center"). The Call Center is currently operational for cable customers in the Katowice regional cluster and is expected to be operational for all cable customers by the end of 1998. The Call Center is located in Katowice, a low cost area of Poland, and will consolidate the functions of the Company's existing regional customer service centers. Moreover, the Company believes the centralization of service functions will improve the general level of customer service available to subscribers. The Company is also in the process of installing an integrated management information system for both its billing and accounting systems, which is designed to further improve employee productivity and customer service for its cable businesses. The Company believes that its size and market share give it a competitive advantage by creating economies of scale, including reduced build-out and operating costs per subscriber and volume price discounts for programming and construction expenditures. The Company's size also provides it with the operating leverage to spread certain expenses (such as promotional materials, advertisements, local programming and sales materials) over its large number of subscribers, which economies of scale should continue to improve as its subscriber base increases.

    REGIONAL CLUSTERS

    The Company has established eight regional clusters for its cable television business encompassing eight of the ten largest cities in Poland, which the Company believes are among those with the strongest economies and most favorable demographics for cable television in the country. The following table illustrates certain operating data of each of the Company's existing regional clusters.

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS(1)

                                                                                                               AVERAGE
                                                                                                               MONTHLY
                                                                                                             SUBSCRIPTION
                                                                                                             REVENUE PER
                                        TOTAL       HOMES        TOTAL         BASIC           BASIC            BASIC
REGION                                  HOMES       PASSED    SUBSCRIBERS  SUBSCRIBERS(2) PENETRATION(2)      SUBSCRIBER
------------------------------------  ----------  ----------  -----------  -------------  ---------------  ----------------
Gdansk..............................     280,000     228,512     140,822       115,494           50.54%      $    5.89
Szczecin............................     160,000      44,874      36,337        19,780           44.08%           4.55
Katowice............................   1,200,000     446,030     186,546       175,312           39.30%           5.78
Krakow..............................     400,000     149,906      83,204        73,237           48.86%           5.32
Warsaw(3)...........................     800,000     197,493     103,826        87,656           44.38%           6.01
Lublin..............................     120,000      71,173      62,066        32,254           45.32%           4.03
Wroclaw.............................     624,000     185,420     107,486        86,519           46.66%           4.17
Bydgoszcz...........................     134,000      84,691      48,614        46,031           54.35%           3.60
                                      ----------  ----------  -----------  -------------         -----           -----
    Total...........................   3,718,000   1,408,099     768,901       636,283           45.19%           5.12(4)
                                      ----------  ----------  -----------  -------------         -----           -----
                                      ----------  ----------  -----------  -------------         -----           -----

------------------------

(1) All data at, or for the twelve months ended December 31, 1997.

(2) Includes only subscribers to the Company's package with the largest number of non-premium channels (the "Basic Tier") and the Company's package with more limited programming offerings of 17 to 24 channels (the "Intermediate Tier").

(3) The Warsaw region included approximately 5,323 homes passed and approximately 2,279 basic subscribers of the Otwock System where the Company has a less than 50% ownership interest.

(4) Represents a weighted average for the Company based on the total number of basic subscribers for the twelve months ended December 31, 1997.

    OVERVIEW

    The Company has organized its eight regional clusters into four geographic operating divisions--the Northern, Southern, Central, and National Divisions. The Northern Division encompasses the Gdansk and Szczecin regional clusters, the Southern Division encompasses the Katowice and Krakow regional clusters, and the Central Division encompasses the Warsaw and Lublin regional clusters. The National Division is comprised of certain of the Company's smaller cable systems, which are generally under technological development or are not affiliated with a specific regional cluster. The National Division also contains the

Company's cable operations in which the Company has minority shareholders. Each operating division has its own management team which is responsible for the profitability of its respective division. This management structure is designed to create a goal-oriented culture and to increase efficiency and productivity in the Company's cable business at the divisional level. The Northern, Southern, and Central Divisions are managed from the Gdansk, Katowice, and Warsaw regional clusters, respectively, where there are the largest concentrations of the Company's cable subscribers.

    The following provides certain information regarding the regional clusters in which the Company's cable television business operates. Population figures presented herein are for the primary counties in each of the Company's eight regional clusters. The Company's regional clusters may extend into more than one county or may not cover all of the population in the primary county. Population figures are provided for illustrative purposes only and may not be representative of the actual population the Company intends to service with its cable networks.

    NORTHERN DIVISION

    GDANSK. The Gdansk regional cluster is located primarily in the county of Gdansk on the north coast of Poland. The population of the county of Gdansk is approximately 1.5 million. The Gdansk regional cluster accounted for approximately 25% and 24% of the Company's revenue in 1996 and 1997, respectively. The Gdansk regional cluster is generally characterized by small, highly fragmented SMATV systems, many of which the Company expects to either acquire or overbuild in time. The Company believes that the Gdansk system, which was first constructed in 1990 and is the oldest and most mature of the Company's systems, illustrates the significant operating margins available in clustered operating systems in Poland.

    The Company is expanding in the Gdansk regional cluster primarily through the continued build-out of MDUs and single family households, and into contiguous areas. The Company is focusing its marketing efforts in the Gdansk regional cluster on increasing penetration through remarketing campaigns. The Gdansk system possesses a number of exclusive agreements with co-operative housing authorities ("co-op authorities"), and the Company expects to expand the number of such agreements through the development of its package with the smallest number of non-premium channels ("Broadcast Tier"), which the Company often offers on favorable terms in exchange for an exclusive agreement with co-op authorities to provide cable services to their residents.

    SZCZECIN. The Szczecin regional cluster is primarily located in the county of Szczecin in the northwest corner of Poland. The population of the county of Szczecin is approximately 1.0 million. There is currently no significant competition in the Szczecin market other than several co-op authority owned systems. The Company commenced operations in the Szczecin regional cluster in 1995 with the acquisition of a cable system with approximately 4,500 subscribers and the exclusive right to build-out approximately 55,000 apartments in MDUs owned by the Szczecin municipal authorities.

    SOUTHERN DIVISION

    KATOWICE. The Katowice regional cluster is located primarily in the county of Katowice in the south of Poland. The population of the county of Katowice is approximately 3.9 million. The Katowice regional cluster accounted for approximately 32% and 31% of the Company's revenue in 1996 and 1997, respectively. The Katowice regional cluster is characterized by numerous cities and towns with significant populations and high density housing. There are many small and medium size operators throughout the region, creating an opportunity to expand by acquisition. The Company began operations in Katowice in 1991, and in January 1995 tripled its number of basic subscribers in the region by merging its operations with those of a competitor, PPHEI-Ryntronik.

    The Katowice regional cluster, with a housing density of over 500 homes per kilometer of cable plant in some areas, is the most densely populated region of Poland. The Company believes that, as one of the largest potential multi-channel pay television markets in Poland, the Katowice regional cluster offers the Company significant growth prospects.

    KRAKOW. The Krakow regional cluster is located primarily in the county of Krakow in the south of Poland. The population of the county of Krakow is approximately 1.2 million. The Company commenced operations in Krakow in late 1993. The Krakow regional cluster accounted for approximately 12% of the Company's revenue in both 1996 and 1997.

    The Company believes that the majority of the MDUs in the city of Krakow have been built-out by the Company and other cable system operators. Accordingly, the Company believes that future expansion in the Krakow regional cluster will consist of build-out of (i) newly constructed, single family homes,
(ii) historical preservation areas (which are subject to a more extensive permit process), (iii) towns surrounding the city of Krakow, and (iv) over-building the systems of competitors.

    CENTRAL DIVISION

    WARSAW. The Warsaw regional cluster is located primarily in the county of Warsaw in the center of Poland. The population of the county of Warsaw is approximately 2.4 million. The Warsaw regional cluster accounted for approximately 15% of the Company's revenue in both 1996 and 1997. The Company began operations in the Warsaw regional cluster in 1991.

    Warsaw is the most competitive operating environment in Poland because of its size and population density. The Warsaw market is characterized by several large cable television operators and several small operators. The Company, which currently is one of the two largest cable television operators in Warsaw based on number of subscribers, has operating clusters in Warsaw that are located in what the Company believes are the most demographically desirable parts of the city (the southeast and the northwest sectors). The Company intends to grow its Warsaw network by building-out single family housing areas in Warsaw, extending its network into the suburbs and surrounding towns and by continuing to overbuild a competitor's system in several MDU areas that are adjacent to the Company's operating areas.

    LUBLIN. The Lublin regional cluster is primarily located in the county of Lublin in the east of Poland. The population of the county of Lublin is approximately 1.0 million. The Lublin regional cluster is characterized by a few small, cooperative-owned SMATV systems. The Company commenced operations in the Lublin regional cluster in mid-1995 with the acquisition of several agreements with co-op authorities related to approximately 50,000 homes passed. In the Lublin regional cluster, the Company has constructed a cable network that has a bandwidth of 1GHz.

    In its agreements with co-op authorities in the Lublin regional cluster the Company is obligated to provide its Broadcast Tier service to every home in an MDU in exchange for the MDU paying a fixed monthly fee of approximately $.40 to the Company for each apartment. The customer relationships created by nearly all homes in the market receiving Broadcast Tier service from the Company provide a marketing opportunity to encourage customers to upgrade their service. In addition, although the agreements with co-op authorities in Lublin generally do not provide for exclusivity, the Company believes that the customer relationships created by its Broadcast Tier arrangements will discourage competitors from entering the Lublin regional cluster.

    NATIONAL DIVISION

    WROCLAW. The Wroclaw regional cluster is located primarily in and around the county of Wroclaw in the south-west of Poland. The population of the county of Wroclaw is approximately 1.1 million. The Company commenced operations in the Wroclaw regional cluster in May 1997 with an acquisition of a small local operator, followed in June 1997 with the acquisition of a 61% interest in a cable system with approximately 98,000 total subscribers in approximately twenty locations throughout the region.

    The Company believes that Wroclaw offers considerable build-out opportunities, as it has remained largely undeveloped in terms of professional cable television service, with competition limited to smaller local operators. In addition to gaining access to the city of Wroclaw, the acquisitions provided the Company with a number of other locations in southwest and central Poland, with combined potential of approximately 624,000 television homes.

    BYDGOSZCZ. The Bydgoszcz regional cluster is located primarily in the county of Bydgoszcz, northwest of the center of Poland. The population of the county of Bydgoszcz is approximately 1.1 million. The Company commenced operations in the Bydgoszcz regional cluster in December 1996 with the acquisition of a 51% interest in a cable system with approximately 37,000 subscribers. There are currently only a few competitors in the Bydgoszcz market, including several co-op authority owned systems and a local operator.

    By acquiring a controlling interest in the market's largest cable operator, the Company has gained access to an additional market which has a number of build-out and acquisition opportunities.

    ACQUISITIONS

    The Company regularly evaluates potential acquisitions of cable networks. The Company currently has no definitive agreement with respect to any material acquisition, although from time to time it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly Office (the "Anti-Monopoly Office") with respect to any acquisitions it wishes to consummate. There can be no assurance as to whether or on what terms definitive agreements with respect to any material acquisition can be reached or necessary Anti-Monopoly Office approvals can be obtained.

    SERVICES AND FEES

    The Company charges cable television subscribers an initial installation fee and fixed monthly fees for their choice of service tiers and for other services such as premium channels and rental of remote control devices. The Company currently offers three tiers of cable television service: a Basic Tier throughout the Company's cable television systems, and Broadcast and Intermediary Tiers in selected areas of Poland. At December 31, 1997, approximately 79% of the Company's subscribers received the Basic Tier, approximately 4% received the Intermediate Tier and approximately 17% received the Broadcast Tier of service.

    BASIC TIER. The Company currently delivers approximately 18 to 45 channels to its cable television subscribers on its Basic Tier, which generally include all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and, on most of its cable networks, its proprietary Polish-language channel, Atomic TV. The Basic Tier costs approximately $3.42 to $6.01 per month (excluding charges for premium channels) depending on location. The channels currently offered or proposed to be offered by the Company to its Basic Tier subscribers vary by location and in most of the Company's major markets include twelve Polish-language channels (including Atomic TV), eleven English-language channels, ten German-language channels, five French-language channels, two Spanish-language channels, one Italian-language channel, one Russian-language channel, and one Swedish-language channel (though the Company intends to close some of these channels with the launch of Wizja TV across its cable networks) as follows:

CHANNEL                      DESCRIPTION                                             LANGUAGE
---------------------------  ------------------------------------------------------  ---------------------------
Wizja TV(1)                  Programming platform                                    Polish

TVP1                         State-owned terrestrial general entertainment           Polish

TVP2                         State-owned terrestrial general entertainment           Polish

CHANNEL                      DESCRIPTION                                             LANGUAGE
---------------------------  ------------------------------------------------------  ---------------------------
Formula 11                   Regional state-owned terrestrial general entertainment  Polish

TV POLONIA                   State-owned satellite general entertainment             Polish

Polsat                       Terrestrial and satellite general entertainment         Polish

TVN                          Terrestrial and satellite general entertainment         Polish

Nasza TV                     Terrestrial and satellite general entertainment         Polish

PTK 1(2)                     Cable information                                       Polish

PTK 2(2)                     Cable general entertainment                             Polish

Atomic(3)                    Satellite music                                         Polish

RTL7                         Satellite general entertainment                         Polish

Eurosport                    Satellite sports                                        English/Polish(4)

Polonia 1                    Satellite general entertainment                         Polish

Discovery(5)                 Satellite documentaries                                 English/Polish(6)

Planete                      Satellite documentaries                                 French/Polish(4)

CNBC                         Satellite general entertainment                         English

ONYX                         Satellite music                                         German

TNT/Cartoon Network          Satellite general entertainment and cartoons            English

MTV(5)                       Satellite music                                         English

NBC/Super Channel            Satellite general entertainment                         English

CNN                          Satellite news and information                          English

CMT-Europe(2)(5)             Satellite country music                                 English

Euronews                     Satellite news                                          English

BBC World                    Satellite news and information                          English

BBC Prime(5)                 Satellite general entertainment                         English

ARD 1                        Satellite general entertainment                         German

SAT 1                        Satellite general entertainment                         German

RTL 2                        Satellite general entertainment                         German

3SAT                         Satellite general entertainment                         German

PRO 7                        Satellite general entertainment                         German

n-TV                         Satellite news and information                          German

Deutsche Welle               Satellite news and information                          German

DSF                          Satellite sports                                        German

VIVA                         Satellite music                                         German

M6                           Satellite general entertainment                         French

TV 5                         Satellite general entertainment                         French

MCM                          Satellite music                                         French(4)

Muzzik                       Satellite music                                         French(4)

Galavision                   Satellite general entertainment                         Spanish

CHANNEL                      DESCRIPTION                                             LANGUAGE
---------------------------  ------------------------------------------------------  ---------------------------
TVE                          Satellite general entertainment                         Spanish

RAI UNO                      Satellite general entertainment                         Italian

Ostankino                    Satellite general entertainment                         Russian

FEM                          Satellite general entertainment                         Swedish

------------------------

(1) The channels offered on Wizja TV, which will include both basic and premium, will become available to the Company's cable subscribers beginning April 18, 1998.

(2) The Company plans to close these channels subsequent to the launch of Wizja TV.

(3) Atomic TV became available as a separate digitally delivered satellite channel during the second quarter of 1997.

(4) Limited amount (at least three hours per day) of Polish-language commentary, with audio encryptions.

(5) Encrypted signal.

(6) Limited amounts of Polish subtitles.

    With the launch of Wizja TV on April 18, 1998, all of the Wizja TV programming, except for premium channels such as Wizja 1 and HBO, will become part of the Basic Tier. The monthly price for the Basic Tier will increase in amounts varying from region to region, ranging from approximately $1 to approximately $2 per month. The Company intends to close some of the channels that are currently offered by the Company to its Basic Tier subscribers subsequent to the launch of Wizja TV.

    INTERMEDIATE TIER. The Intermediate Tier offers approximately 17 to 24 channels for monthly fees of approximately $1.32 to $3.40. The Intermediate Tier is designed to compete with SMATV operators on a basis of price, using a limited programming offering. The channels currently offered by the Company to its Intermediate Tier subscribers vary by location.

    BROADCAST TIER. The Broadcast Tier offers 4 to 6 terrestrial broadcast channels with clear reception for monthly fees of up to approximately $0.86. Receiving a high-quality signal over the air can be a problem in Poland and many cable television subscribers would otherwise have to depend on antenna broadcast reception, which tends to have poor signal quality and considerable outages caused by neglect and equipment age. The Broadcast Tier is often used by the Company to establish a relationship with co-op authorities. In some cases, the Company will offer the Broadcast Tier at a nominal monthly charge to all residents within a co-op authority's jurisdiction in return for a long-term exclusive contract to provide cable services. In such cases, the Broadcast Tier is utilized as a marketing vehicle to attract subscribers to the Company's cable systems and subsequently to convert them to higher-tier subscribers. Polish regulations regarding the order in which channels can be added to cable systems mean that most Broadcast Tiers only broadcast public television programs, which are required by Polish law to be the first channels carried on any Polish cable television system.

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks currently offer two premium television services--HBO and Canal+--to customers on a monthly basis. With the launch of Wizja TV, the premium channels, such as Wizja 1, HBO, and Canal+, will each be offered to cable customers for an additional monthly charge. The Company plans to create additional premium channels that will also be offered to cable customers for an additional charge.

    Other optional services include additional outlets and stereo service, which enables a subscriber to receive 12 or more radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.10 per month. Installation fees vary according to the type of connection required by a cable television subscriber.

The standard initial installation fee is approximately $28 to $35 in MDUs and approximately $91 to $75 for single family dwellings.

    PRICING STRATEGY. Prior to December 1996, the Company's cable television pricing strategy was designed to keep its profit margin relatively constant in U.S. Dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. The Company has historically experienced annual churn rates of less than 10%, and has been able to pass on the effects of inflation through price increases. In 1997, the churn rate increased to 12.2%, though it would have been 9.8% had the Company not disconnected approximately 17,000 non-paying subscribers in one of its rebuilt networks. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, which commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. Dollar terms. With the launch of Wizja TV on April 18, 1998, all of the Wizja TV programming, except for premium channels such as Wizja 1 and HBO, will become part of the Basic Tier. The monthly price for the Basic Tier will increase in amounts varying from region to region, ranging from approximately $1 to approximately $2 per month. The Company intends to close some of the channels that are currently offered by the Company to its Basic Tier subscribers subsequent to the launch of Wizja TV.

    The Company generally receives a premium for its cable television services over the prices charged by its competitors, particularly poor-quality SMATV operators. Despite its generally higher price levels, the Company has achieved significant growth in penetration and market share while maintaining relatively low annual cable television churn rates. The Company believes its ability to successfully command higher prices reflects its higher levels of customer service, broader selection of quality programming and the greater technical quality of its cable television networks. Although poor-quality SMATV operators often offer services at lower prices than the Company, the Company believes that the enforcement of technical standards and of copyright laws in Poland will require such operators to rebuild or upgrade their systems as necessary to comply with technical standards and pay for programming that is currently being obtained free of charge. The Company believes that these trends will improve its competitive position by forcing poorly capitalized competitors to sell their networks to better capitalized competitors such as the Company or cease operations altogether.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office or bank. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers 60 days after a bill becomes past due. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company does not consider bad debt to be material to its operations. The Company's bad debt expense has historically averaged 1.3% of revenue.

    SALES AND MARKETING

    As an early entrant in the post-Communist market in Poland, the Company has had over seven years of experience in introducing, developing and refining marketing, sales and customer service practices in the diverse and rapidly developing Polish economy, which it believes is a competitive advantage in attracting and retaining cable subscribers. The Company's sales and marketing process is divided into four segments: operating area development, new market sales, remarketing sales and customer service.

    OPERATING AREA DEVELOPMENT. The operating area development process in Poland is very different from that in Western cable television markets, because a Polish cable operator's geographic build is dependent on reaching agreements with individual co-op authorities rather than upon the issuance of an operating area development permit for a region by the government. The co-op authorities make decisions on behalf of the residents, including decisions as to the carriers of cable television. The Company's operating area development process begins with targeting an MDU, is followed by negotiations with the relevant co-op authority, and ultimately involves reaching an agreement with the co-op authority to allow construction and installation of the cable television network. The Company's strategy is to identify those geographic areas and housing estates with the most favorable demographic characteristics, highest population densities and lowest levels of competition from other cable operators.

    NEW MARKET SALES. After an agreement with a co-op authority has been reached and construction of the cable network infrastructure has been completed, the Company focuses its efforts on direct, door-to-door sales to individual households. While the Company utilizes advertising in a variety of media (including television, radio, newspapers, magazines, co-op and association publications, billboards, bus shelter posters and taxi placards) to build general awareness and recognition of the advantages of its cable television services, direct sales is the primary focus of the Company's marketing efforts. The distribution of promotional materials (via direct mail, leaflets and door hangers) begins several days in advance of the arrival of the Company's sales force. The materials provide for telephone and mail response, but are designed so that the potential customer expects a direct sales visit. The Company's sales force consists of native Poles who are trained in professional sales skills, personal interaction, product knowledge and appearance. All sales persons are compensated by direct sales commissions and incentive bonuses. Such employees are hired, trained and managed by Company managers whose incentive compensation is tied directly to sales results. New market sales tend to be highly seasonal, with the fourth calendar quarter being the most active sales period.

    REMARKETING SALES. After new areas have been marketed, Company remarketing efforts focus on attracting new subscribers and selling additional products and services, such as premium channels and stereo services, to existing subscribers. Direct door-to-door remarketing sales are enhanced through advertising on the Company's proprietary channels, bill inserts, door hangers, coupons, prizes and contests, as well as advertising in other media accessible to the general public. Company-wide remarketing campaigns are conducted quarterly and seasonal promotions coincide with holidays and cultural events. Sales persons are entitled to additional incentive commissions for remarketing sales.

    CUSTOMER SERVICE. By implementing a Western-style customer care program that includes such features as courteous customer service representatives, prompt responses to service calls and overall reliability, the Company has introduced a quality of service generally not found in Polish consumer markets. The Company generally guarantees service within 24 hours of a subscriber request. The Company is in the process of establishing a customer service facility within the Call Center for its cable business. The Call Center will provide telemarketing and sales and service support and will include a specialized billing software with on-line real time access to customer accounts, designed to provide better access to customer information and improve customer service. The Call Center is currently operational for cable customers in the Katowice regional cluster and is expected to be operational for all cable customers by the end of 1998.

    The Company believes that its customer care program gives it a distinct competitive advantage over other cable providers in the Polish market, has contributed to the Company's low churn rate and has been a primary motivation for consumers to select the Company as their cable television provider when provided with a choice.

    TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 60% of its homes passed, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the United States. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz, with one network as high as 1 GHz. New portions of the networks which are currently being constructed are being designed to have minimum bandwidths of 860 MHz. The Company's goal is to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (generally acquired from other entities) to at least 860

MHz in an effort to reduce the number of headends and parts inventory required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company's cable television networks, in most cases, use a hybrid-fiber-coax, 500 home node design. The Company uses a switched-star configuration for its cable television networks by installing a discreet drop cable which runs from a secure lockbox to each home (as opposed to a loop system which feeds multiple homes from a single cable), allowing the Company to more efficiently disconnect non-paying customers, add or remove service options to individual homes and audit its systems to detect theft of signal. Where required, high-quality tuners are used in cable television subscriber homes.

    The Company's cable television networks were constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information services, including combined telephone and cable television services and digital data transmission, if the Company decides to pursue such ancillary sources of revenue in the future. The Company's systems provide excess channel capacity and are designed to maximize reliability. Most of the Company's cable networks currently have the ability to carry 40 to 60 television channels. The Company operates its systems at approximately 49% to 69% of channel/bandwidth capacity. Two-way capability can be added to most of the Company's networks at limited cost to provide addressable and interactive services in the future. The cable television networks constructed by the Company meet or exceed the technical standards established by Polish regulatory authorities, and the Company's policy is to upgrade as rapidly as possible substandard cable television networks obtained in acquisitions.

    The Company has been able to avoid constructing its own underground conduit in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone Company ("TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for periods up to 20 years. The Company also has agreements to undertake joint construction with TPSA and other utilities for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists and provide for joint construction with TPSA and other utilities of conduit infrastructure where none currently exists. At December 31, 1997, approximately 60% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Generally speaking, TPSA may terminate a conduit agreement immediately if: (i) the Company does not have a valid permit ("Permit") from Polish State Agency of Radio Communications ("PAR") authorizing the construction and operation of a cable television network in a specified geographic area covering the subscribers to which the conduit delivers the signal; (ii) the Company's cable television network serviced by the conduit does not meet the technical specifications required by the Communications Act of 1990, as amended (the "Communications Act"); (iii) the Company does not have a contract with the co-op authority allowing for the installation of the cable network; or (iv) the Company fails to pay the rent required under the conduit agreement. At December 31, 1997, approximately 75,000, or 10%, of the Company's total subscribers were serviced by conduits leased from TPSA for which one or more of these provisions were applicable, so TPSA was legally entitled to terminate the conduit agreements covering these subscribers immediately. Any termination by TPSA of such contracts could result in the Company losing its Permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such contracts.

    The Company estimates that at the end of December 1997 it had over 3,536 kilometers of cable television plant constructed and that the fiber-optic backbone of its networks was substantially complete. The Company expects that its future capital expenditures for the cable business will consist primarily of capital needed for the incremental addition of new MDUs and cable television subscribers to its existing networks for the build-out or rebuilding associated with the acquisition of new cable television systems, and for other capital costs in connection with such acquisitions. From its existing infrastructure base, the Company's incremental build cost to add an adjacent MDU or additional MDU subscribers to existing networks averages approximately $200 per MDU subscriber. (MDU subscribers represent more than 95% of the Company's total subscribers.) The Company believes that several primary factors contribute to its favorable cost structure. The significant density of homes per kilometer of cable plant in the Company's core markets and the Company's conduit agreements substantially reduce its build costs. Moreover, the Company believes that the size of its construction program allows it to negotiate attractive construction labor contracts and discounts on materials.

COMPETITION

    The multi-channel pay television industry in Poland has been, and is expected to remain, highly competitive. The Company competes with other cable television operators as well as with companies employing numerous other methods of delivering television signals to the home. The extent to which the Company's multi-channel pay television services are competitive with alternative delivery systems depends, in part, upon the Company's ability to provide a greater variety of Polish-language programming at a reasonable price than the programming and prices available through alternative delivery systems. In addition, advances in communications technology as well as changes in the marketplace and the regulatory environment are constantly occurring. It is not possible to predict the effect that ongoing or future developments might have on the multi-channel pay television industry in Poland.

    The Company believes that competition in the cable television industry is primarily based upon price, program offerings, customer service, and quality and reliability of cable networks. Small SMATV operators are active throughout Poland, and they pose a competitive threat to the Company because they often incur lower capital expenditures and operating costs and therefore have the ability to charge lower fees to subscribers than does the Company. While such operators often do not meet the technical standards for cable systems under Polish law, enforcement of regulations governing technical standards has historically been poor. Although Polish regulatory authorities have recently attempted to improve the enforcement of such laws and regulations, there can be no assurance that they will be enforced. If such laws and regulations are not enforced, these SMATV operators will be able to continue operating with a lower cost structure than that of the Company and thus charge lower fees to subscribers, which may have an adverse effect on the Company's business, results of operations and financial condition. Regardless of the enforcement of these laws and regulations, the Company expects that SMATV operators will continue to remain a competitive force in Poland. In addition, certain of the Company's competitors or their affiliates have greater experience in the cable television industry and have significantly greater resources (including financial resources and access to international programming sources) than the Company. The largest competitors of the Company in Poland include Aster City, a joint venture between, among others, certain Polish persons, Bresnan Communications, TCI Communications Inc. and certain financial investors, with an estimated 300,000 subscribers, and Multimedia, a Polish entity, with an estimated 110,000 subscribers.

    The Company's cable television business also competes with companies employing other methods of delivering television signals to the home, such as terrestrial broadcast television signals and analog direct-to-home ("A-DTH") television services, and may in the future compete with multi-channel multi-point distribution system ("MMDs") systems and digital direct-to-home ("D-DTH") services (including @ Entertainment's D-DTH service).

    Pay television services also face competition from a variety of other sources of news, information and entertainment such as newspapers, cinemas, live sporting events, interactive computer programs and home video products such as video cassette recorders. The extent of such competition depends upon, among other things, the price, variety and quality of programming offered by pay television services and the popularity of television itself.

TRADEMARKS

    The Company, either itself or through its subsidiaries, has filed or is in the process of filing for registration of its various trademarks. The trademark PTK was registered for use in connection with television and programming services in July 1997. Trademark applications are pending in Poland for other variations of PTK trademarks.

EMPLOYEES

    At December 31, 1997, the Company had approximately 831 permanent full-time employees and approximately 76 part-time employees. In addition, as of such date the Company employed approximately 56 salesmen who received both commissions and a nominal salary, and from time to time the Company employs additional salesmen on an as needed, commission only basis. None of the Company's employees are unionized. The Company believes that its relations with its employees are good.

                                   REGULATION

GENERAL

    The operation of cable systems in Poland is regulated under the Communications Act by the Ministry of Communications ("MOC") and PAR and under the Radio and Television Act of 1992, as amended (the "Television Act") by the National Radio and Television Council (the "Council"). Cable television operators in Poland are required to obtain Permits from PAR to operate cable television systems and must register certain programming that they transmit over their networks with the Council. Poland is a party to the provisions of the 1989 European Convention on Transfrontier Television (the "Convention") that regulate international transmission and retransmission of television programs.

    In contrast to cable television regulatory schemes in the United States and in certain other Western nations, neither the MOC nor PAR currently has the authority to regulate the rates charged by operators for cable television; however, excessive rates could be challenged by the Polish Anti-Monopoly Office (the "Anti-Monopoly Office") should they be deemed to constitute monopolistic or other anti-competitive practices. Cable television operators in Poland also are subject to the Law on Copyright and Neighboring Rights of 1994 (the "Copyright Act"), which provides intellectual property rights protection to authors and producers of programming. Broadcasters in Poland are regulated by the Council under the Television Act and must obtain a broadcasting license from the Council.

POLAND
  COMMUNICATIONS ACT

    GENERAL. From the fall of the Communist government in 1989 through 1992, the Polish cable television industry was essentially unregulated. Although the Communications Act was enacted in 1990, the MOC and PAR did not begin promulgating and enforcing regulations implementing the Communications Act until 1992. In 1993, to improve the quality of Poland's cable television systems, the MOC and PAR began to implement technical and licensing standards for cable operators that established requirements for such items as signal quality and radio frequency leakage. In the same year, the MOC and PAR began to monitor compliance with regulations requiring all cable operators to obtain Permits and, more recently, has begun to enforce such requirements. In 1995, the Communications Act was amended to create restrictions on foreign ownership within the cable television industry.

    PERMITS. The Communications Act and the Permits set forth the terms and conditions for providing cable television services. A Permit authorizes the construction and operation of a cable television network in a specified geographic area. Permits do not give exclusive rights to construct and operate a cable network within an area, and usually do not include build-out milestone requirements.

    To obtain a Permit, an operator must file an application with PAR. A Permit application must be accompanied by evidence demonstrating that the applicant's network will be constructed of components approved by, and meeting the technical specifications set forth by PAR and the MOC, and that co-op authorities or other property owners in the area that the Permit will cover have agreed to allow the applicant access to their property to install the cable network. PAR will refuse to grant a Permit if, among other things, the applicant fails to submit the evidence described above or if the applicant's cable network fails to comply with the technical requirements established by PAR and the MOC including minimum standards for signal quality and radio frequency leakage.

    Permits have an initial term of one year and if renewed are generally renewed for up to five years. Renewal applications must be submitted to PAR at least one month prior to the end of a Permit's term. If a renewal decision from PAR is pending at the expiration of a Permit's term, as is usually the case, the term is deemed to be extended until the renewal decision is made. PAR generally renews Permits as a matter of course if the terms and conditions of the Permit and the requirements of the Communications Act, including the technical requirements for cable networks established by PAR and the MOC, have been met by the holder of the Permit. The Communications Act also requires that operators of cable television systems comply with Polish laws, including copyright laws.

    If a cable television operator breaches the terms or conditions of its Permits or the Communications Act, or fails to acquire Permits covering areas serviced by its networks, PAR can impose penalties on such operator, including fines, the revocation of all Permits covering the cable networks where the breach occurred or the forfeiture of the operator's cable networks. In addition, the Communications Act provides that PAR may not grant a new Permit to, or renew an expiring Permit held by, any applicant that has had, or that is controlled by an entity that has had, a Permit revoked within the previous five years. In many instances, where a violation of the terms or conditions of a Permit or the Communications Act have occurred, PAR is required by law to give the cable television operator an opportunity to rectify the violation.

    NON-TRANSFERABILITY OF PERMITS. A cable television operator who acquires a cable network from another operator must apply for a Permit covering the area in which the acquired network is located, unless the acquiring operator already has a valid Permit covering the area. However, subject to the restrictions on foreign ownership of cable television operators described below, to anti-monopoly restrictions and to any restrictions contained in a specific Permit or related to the foreign ownership of real estate, shares of cable television operators holding Permits are freely transferrable.

    FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act and applicable Polish regulatory restrictions provide that Permits may only be issued to and held by Polish individuals, corporations that have their registered offices in Poland or other companies formed under the laws of Poland in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, the Communications Act and applicable Polish regulatory restrictions provide that the majority of the management and supervisory board of any cable television operator holding Permits be comprised of Polish citizens residing in Poland. These restrictions do not apply to any Permits issued prior to July 7, 1995.

    At December 31, 1997, approximately 35% of the Company's basic subscribers were covered by Permits issued prior to July 1, 1997 ("Grandfathered Permits") that are not subject to foreign ownership restrictions. Enforcement of Poland's regulatory restrictions on foreign ownership of cable television operators is the responsibility of PAR. Applications for Permits, and for renewals thereof, require disclosure of the applicant's ownership structure, stockholders and management and supervisory boards. A violation of these regulatory restrictions constitutes a violation of the Communications Act, and can lead to revocation of all Permits held by the entity committing the violation.

    Polska Telewizja Kablowa, S.A. ("PTK, S.A.") will own all cable network assets and operate in the areas covered by Grandfathered Permits. To comply with foreign ownership requirements for Permits for networks not covered by Grandfathered Permits, the Company intends to enter into contractual arrangements with Polska Telewizja Kablowa Operator Sp. z o.o. (formerly PTK Ryntronik, S.A.) ("PTK Operator") a Polish entity of which 49% is expected to be owned by PCI and the remaining 51% is expected to be owned by a Polish entity of which 49% is expected to be owned by PCI and the remaining 51% is expected to be owned by a Polish financial institution. In the case of existing cable networks not covered by Grandfathered Permits or the acquisition or construction of cable networks not covered by Grandfathered Permits, the Company intends to own, through PTK, S.A., all of the cable network assets and intends to lease the assets to PTK Operator, which is expected to operate the networks. In the Company's contemplated leasing arrangements with PTK Operator, it is expected that PTK Operator will hold the Permits to operate the cable networks, receive all of the revenues from subscribers, pay all operating expenses relating to the operation of the networks, and through the lease arrangements pay PTK, S.A. rent equal to substantially all of the cash flow generated by the networks. The Company believes that this ownership and operating structure does not contradict the requirements of Polish law. PAR has granted several permits to the Company and the Company's competitors, based on the lease of assets, for networks using an ownership and operating structure substantially similar to the one described above. There can be no assurance that Polish regulatory authorities will not determine that all or part of this ownership and operating structure, or any other ownership and operating structure that may be utilized by the Company, violates Polish regulatory restrictions on foreign ownership or that such restrictions will not be amended or interpreted in a different manner in the future, including the restrictions applicable to Grandfathered Permits. Any such adverse determination or any such amendment or interpretation could adversely affect the ability of the Company's subsidiaries to acquire Permits to operate cable television networks and could result in the denial or loss of Permits applied for or held by certain subsidiaries of the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    THE COMPANY'S PERMITS. Subsidiaries of the Company have received approximately 109 Permits from PAR, covering approximately 671,900 of the Company's approximately 768,900 basic subscribers at December 31, 1997, including approximately 23,700 subscribers for whom the Company's Permits are deemed extended under Polish law pending PAR's response to the Company's Permit renewal applications (collectively, "Valid Permits"). However, certain subsidiaries of the Company do not have Valid Permits covering certain of the areas in which it operates cable networks. Of the approximately 97,000 basic subscribers at December 31, 1997 located in areas for which subsidiaries of the Company do not currently have Valid Permits, approximately 76% are located in areas serviced by recently acquired or constructed cable networks for which Permit applications cannot be made until all Permit requirements are satisfied (including obtaining agreements with co-op authorities and the upgrade of the acquired network to meet technical standards where necessary and satisfying foreign ownership limitations), and approximately 24% are located in areas serviced by networks for which subsidiaries of the Company have Permit applications pending. These subsidiaries of the Company have 9 Permit applications pending. There can be no assurance that PAR will issue any or all of the Permits for which such subsidiaries have applied.

    There can be no assurance that PAR will not take action against the Company for operating cable television networks in areas not covered by valid Permits, including assessing fines, revoking Permits held by the Company or seizing the Company's cable networks. Furthermore, there can be no assurance that the Company's subsidiaries will be able to receive Permits in the future permitting it to operate any other networks that they may acquire. Any action by PAR to restrict or revoke the Permits of, or to refuse to grant Permits to, such subsidiaries or similar action by PAR would have a material adverse effect on the Company's business, financial condition and results of operations.

TELEVISION ACT

    THE COUNCIL. The Council, an independent agency of the Polish government, was created under the Television Act to regulate broadcasting in Poland. The Council has regulatory authority over both the programming that cable television operators transmit over their networks and the broadcasting operations of broadcasters. Cable television operators generally are not considered broadcasters under the Television Act unless they meet certain criteria specified therein, including but not limited to, making modifications, such as inserting commercials, to programming transmitted over their networks or failing to retransmit programming simultaneously with their receipt thereof.

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming with the Chairman of the Council prior to transmitting it over their cable networks. An exception to this registration requirement exists for programming that is broadcast by public broadcasters and programming that is broadcast by other domestic broadcasters and is generally available over the air for receipt by the public in the area where the network is located.

    The application to register programming with the Chairman of the Council must include specification of the programming to be transmitted and the broadcaster of the programming, and evidence that the applicant has a Permit covering the cable networks on which the programming will be transmitted.

Registration of programming occurs automatically if the Chairman of the Council does not reject an application within two months of its submission.

    In general, the Chairman of the Council will refuse registration of programming if (i) the applicant is not legally entitled to use the cable network over which the programming will be distributed (i.e., does not have a Permit covering the network), (ii) the broadcasting of the programming in Poland would violate Polish law, including provisions of the Television Act governing sponsorship, advertising and minimum Polish and European content requirements for programming broadcast by Polish broadcasters or (iii) the transmission of the programming over the cable network would violate Polish law, including the Television Act.

    Once programming is registered with the Chairman of the Council by a cable television operator, it remains registered with respect to such operator until the term, if any, requested in the application for registration expires or until the Chairman of the Council revokes the registration. Applications to renew the registration of programming are usually filed two months prior to the end of the term of the registration thereof and will usually only be rejected for the reasons described above. The Chairman of the Council is authorized to revoke registration of a program for any of the same reasons for which it is entitled to refuse to register programming, or if the cable television operator violates the "must carry" provisions of the Television Act that require cable operators to transmit programming broadcast by public broadcasters nationwide or regionally.

    The relevant subsidiaries of the Company have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have Permits. There can be no assurance that the Chairman of the Council will not revoke the registration of any of the Company's programming, or that the Chairman of the Council will register all additional programming that the Company desires to transmit over its networks (including the programming that the Company intends to transmit on Wizja TV, the initial programming for which an application for registration has been filed) or that the Council will not take action regarding unregistered programming the Company transmits over its cable networks which do not have permits. Such actions could include the levy of monetary fines against the Company and the seizure of Company equipment involved in transmitting such unregistered programming as well as criminal sanctions against the Company's management. Any such action could have a material adverse effect on the Company's business, financial condition and results of operations.

    BROADCASTING LICENSES. Companies that engage in broadcasting in Poland must receive a broadcasting license from the Chairman of the Council under the Television Act. Broadcasting is defined under the Television Act to include the wireless emission of a program for the purpose of simultaneous and general reception and the introduction of a program or channel into a cable television network. In determining whether to grant a broadcasting license, the Council considers factors including, but not limited to, whether the planned broadcasting activity by the applicant will serve to provide information, facilitate access to culture and art or provide entertainment, and minimum Polish and European content, and whether the applicant will be able to secure the required investments and financing for the planned broadcasting operations. In November 1997 the Council issued a regulation, effective January 1, 1998, requiring the share of European works, excluding certain types of programs, in the broadcast of Polish broadcasters to be not less than 50% of the yearly broadcast.

    Broadcasting licenses, unless revoked by the Council, have a term of between three and ten years. The Television Act is silent as to the possibility of license renewal and, to the extent applicable, upon termination of a license, a new application or submission of a tender might be required. The Council may revoke a broadcasting license for, among other things, violations of the Television Act, of the terms the broadcasting license or of the restrictions on foreign ownership of broadcasters described below.

    RESTRICTIONS ON FOREIGN OWNERSHIP OF BROADCASTERS. Under the Television Act and applicable regulations, a broadcasting license may be granted only to Polish citizens domiciled in Poland or to Polish companies in which foreign persons hold no more than 33% of the share capital, ownership interests and voting rights. In addition, the Television Act and applicable Polish regulatory restrictions provide that the majority of the management and supervisory boards of any broadcaster company holding a broadcasting license must be comprised of Polish citizens residing in Poland. In December 1997 the Polish government proposed an amendment to the Television Act by which the maximum foreign ownership interest in a Polish broadcasting company would be increased to 49%, but there can be no assurance that the Polish parliament will accept this proposal.

    REQUIREMENTS CONCERNING PROGRAMS BROADCAST FROM OUTSIDE OF POLAND. The Television Act authorizes the Council to adopt regulations specifying requirements for Polish or European content of programs of non-Polish broadcasters to be distributed through cable networks in Poland. The adoption of such regulations could influence the ability of Polish cable television operators to register programs with the Council. Such a registration is required for a lawful distribution of programs on cable networks. The Council has not issued any regulations that would be applicable to Wizja TV programming broadcast from outside of Poland (though it has issued regulations relating to Polish broadcasters), but there can be no assurance that it will not do so in the future or that @Entertainment or the Company would be able to comply with any such future regulations. The burden of complying with any such future regulations or any failure to so comply could have a material adverse effect on the Company.

COPYRIGHT PROTECTION

    PROTECTION OF RIGHTS OF POLISH AUTHORS AND PRODUCERS OF PROGRAMMING. Cable television operators in Poland are subject to the provisions of the Copyright Act, which governs, inter alia, enforcement of intellectual property rights. Polish copyright law distinguishes between authors, who are the creators of programming, and producers, who acquire intellectual property rights in programs created by others. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator has a right to receive compensation from such operator or to prevent transmission of the program.

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP") (collectively, "Rights Organizations"), and can also be enforced by the holders themselves. In practice, the compensation paid to the holder of a Polish copyright on programming that is transmitted over a cable television system is usually set by contract between a Rights Organization and the individual cable television operator. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of them under a contract with ZAIKS. In the event that a cable operator transmits programming in violation of a Polish copyright, the Rights Organization or the copyright holder may sue the operator for an injunction preventing further violations or an accounting for profits or damages, which may include, in certain circumstances, a sum equal to three times the amount of compensation the copyright holder could have obtained if it had entered into a contract with the operator. In addition, a violation of the Copyright Act by a cable television operator also constitutes a violation of the Communications Act and of the operator's Permits.

    PROTECTION OF RIGHTS OF FOREIGN AUTHORS AND PRODUCERS OF
PROGRAMMING. Foreign authors of programming receive protection under the Copyright Act for programming that is either originally published in Poland or is originally published simultaneously in Poland and abroad or originally published in Polish-language form. In addition, foreign authors of programming receive Polish copyright protection under the terms of the Berne Convention of 1886 as amended in Paris in 1971 (the "Berne Convention"), which was adopted by Poland in 1994. In addition, foreign programming producers receive Polish copyright protection under the Rome Convention.

    Under the Berne Convention, authors of programming located in other signatory countries must be extended the same copyright protection over their programming that Polish authors receive under the Copyright Act. Polish cable television operators must thus make copyright payments to foreign authors holding copyrights in programming that is transmitted over the cable networks of such operators. The Berne Convention, however, does not grant any protection to foreign producers of programming.

    Poland has adopted the Rome Convention, which extends copyright protection to programs of foreign producers. Poland became bound by its terms on June 13, 1997. The Company currently makes copyright payments to the foreign programmers requiring such payments, such as CNN, Eurosport and the Cartoon Network.

ANTI-MONOPOLY ACT

    Competition in Poland is governed by the Anti-Monopoly Act which established the Anti-Monopoly Office to regulate monopolistic and other anti-competitive practices. The current Polish anti-monopoly body of law with respect to the cable and programming industries is not well established, and the Anti-Monopoly Office has not articulated comprehensive standards that may be applied in an antitrust review in such industries.

    As a general rule, companies that obtain control of 40% or more of their market face greater scrutiny from the Anti-Monopoly Office. Additionally, several types of concentrations between undertakings, including acquisitions of privately held stock and also stock that is traded on a stock exchange, under circumstances specified in the Anti-Monopoly Act require prior notification to the Anti-Monopoly Office. Sanctions for failure to notify include fines imposed on parties to the transaction and members of their governing bodies. The Company believes that it may be required to obtain the Anti-Monopoly Office's approval for future acquisitions. In addition, the Anti-Monopoly Office can review a company's past and present activities, including its pricing policies, for potential anti-competitive behavior. The Company receives inquiries from and is subject to review by various divisions of the Anti-Monopoly Office from time to time. Pursuant to the current interpretation of the Anti-Monopoly Office, transactions between non-Polish parties affecting market conditions in Poland may also require notification to the Anti-Monopoly Office. There can be no assurance that the Anti-Monopoly Office will approve the Company's future acquisitions and dispositions or that a review of the Company's past, present or future operations and acquisitions will not otherwise adversely impact the Company's business, strategy, financial condition or results of operations.

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994 Poland made an official application for membership of the European Union ("EU"). Negotiations on the terms of Poland's proposed admission to the European Community ("EC") are currently scheduled to commence in the first half of 1998. If Poland joins the EC, it would be required to implement and obey all of the laws and regulations emanating from the EC, including the Directive and EC competition law in their then current versions. There can be no assurance that the Company would be able to comply with any such laws and regulations. The burden of complying with any such laws and regulations or any failure to so comply could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the EC Merger Regulation (the "Regulation") contains a mandatory regime regulating certain large scale mergers, joint ventures, strategic alliances and minority holdings which confer control over an enterprise for the purposes of the EC Merger Regulation and which meet the turnover thresholds specified in the Regulation. The European Commission reviews such transactions under the Regulation to determine whether they are "compatible with the common market" and may attach conditions and obligations to its decisions.

ITEM 2.  PROPERTIES

    At December 31, 1997, the Company owned equipment used for its cable television business, including 122 headends, and approximately 3,536 kilometers of cable plant. The Company has approximately 89 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 30,100 square meters (most of which is land adjacent to buildings). The areas leased by the Company range from approximately 10 square meters up to more than 12,500 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with the TPSA (and, in certain cases, with other entities). The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cable. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes (based on the change of U.S. Dollar exchange rates or on the increase of real maintenance costs). A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its Permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts.

    The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for purposes of the Company's cable television operations, although additional space and conduits will be needed in the future if the Company consummates further acquisitions of cable television networks.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business financial condition or results of operations.

    Two of the Company's cable television subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK, S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., a subsidiary of Canal +. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

    Several of the minority stockholders of Poland Cablevision (Netherlands) B.V. ("PCBV") have claimed that the behavior of PCBV and its majority stockholder, PCI, have prejudiced them, and that PCI has (through its direct and indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland) violated certain covenants against competition in the PCBV Stockholders' Agreement (as defined herein), and that under the circumstances, they can no longer be expected to remain shareholders of PCBV. The PCBV Stockholders' Agreement includes certain covenants against competition that limit the ability of each shareholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such stockholder ceases to be a stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the PCBV Stockholders' Agreement, the minority stockholders of PCBV have a claim against 7.7% of the profits and equity of such entities. Under a supplemental agreement, PCI has agreed to share the profits of these entities on a pro rata basis. As of December 31, 1997, no amounts have been incurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    @Entertainment, the Company's sole stockholder, approved an amendment to the Company's Certificate of Incorporation on December 31, 1997 to increase the number of the Company's directors from five to seven. A copy of the Amendment to the Certificate of Incorporation is attached herein as Exhibit 3.3.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1997. The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company and the notes thereto prepared in conformity with generally accepted accounting principles as applied in the United States, which have been audited by the Company's independent public accountants (the "Consolidated Financial Statements"). The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                                YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------------
                                                                  1993       1994       1995       1996        1997
                                                                ---------  ---------  ---------  ---------  -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Cable television revenue......................................  $   6,562  $   8,776  $  18,557  $  24,923   $  38,138
Operating expenses:
  Direct operating expenses...................................     (1,481)    (2,119)    (5,129)    (7,193)    (11,783)
  Selling, general and administrative expenses(1).............     (4,029)    (2,818)    (4,684)    (9,289)    (30,393)
  Depreciation and amortization...............................     (2,257)    (3,459)    (5,199)    (9,788)    (16,270)
                                                                ---------  ---------  ---------  ---------  -----------
    Operating (loss) income...................................     (1,205)       380      3,545     (1,347)    (20,308)
  Interest and investment income..............................         65         78        174      1,274       3,355
  Interest expense............................................       (116)    (2,327)    (4,373)    (4,687)    (13,900)
  Equity in losses of affiliated companies....................         --         --         --         --        (520)
  Foreign exchange loss.......................................       (315)       (27)       (17)      (761)     (1,107)
                                                                ---------  ---------  ---------  ---------  -----------
  Loss before income taxes, minority interest and
    extraordinary item........................................     (1,571)    (1,896)      (671)    (5,521)    (32,480)
  Income tax (expense) benefit................................       (976)      (803)      (600)    (1,273)        975
  Minority interest...........................................        205        316        (18)     1,890      (3,586)
                                                                ---------  ---------  ---------  ---------  -----------
    Loss before extraordinary item............................     (2,342)    (2,383)    (1,289)    (4,904)    (35,091)
  Extraordinary item--loss on early extinguishment of
    debt(2)...................................................         --         --         --     (1,713)         --
                                                                ---------  ---------  ---------  ---------  -----------
    Net loss..................................................     (2,342)    (2,383)    (1,289)    (6,617)    (35,091)
  Accretion of redeemable preferred stock.....................         --         --         --     (2,870)     (4,194)
  Preferred stock dividends...................................         --     (1,811)        --     (1,738)         --
  Excess of carrying value of preferred stock over
    consideration paid........................................         --         --         --      3,549          --
                                                                ---------  ---------  ---------  ---------  -----------
  Net loss applicable to holders of Common Stock..............  $  (2,342) $  (4,194) $  (1,289) $  (7,676)  $ (39,285)
                                                                ---------  ---------  ---------  ---------  -----------
                                                                ---------  ---------  ---------  ---------  -----------
  Basic and diluted net loss per common share.................  $ (201.46) $ (310.51) $  (95.67) $ (435.72)  $(2,073.31)
                                                                ---------  ---------  ---------  ---------  -----------
                                                                ---------  ---------  ---------  ---------  -----------

                                                                                   AS OF DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1993       1994       1995       1996       1997
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
  Cash and cash equivalents.....................................  $     549  $   2,493  $   2,343  $  68,483  $  26,080
  Property, plant and equipment, net............................     26,828     33,235     52,320     84,833    109,649
  Total assets..................................................     34,165     47,376     68,058    217,537    187,449
  Total notes payable...........................................     20,073     35,988     59,405    130,074    130,110
  Redeemable preferred stock....................................         --         --         --     34,955     39,149
  Total stockholders' equity....................................      3,250      1,479        190     31,048      1,188

------------------------

(1) The year ended December 31, 1997 includes a non-cash compensation expense of $9,425,000 relating to the granting of certain management stock options. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the Consolidated Financial Statements.

(2) See Note 12 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company. The following discussion contains certain forward-looking statements that involve risks and uncertainties including without limitation those related to the consummation of pending and future acquisitions. The Company's actual future results could differ materially from those discussed herein.

OVERVIEW

    The Company is organized based primarily upon the operation of its cable television systems in Poland, and to a lesser extent upon the creation, production, development and acquisition of Polish-language programming.

    Substantially all of the Company's revenue is derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers Broadcast, Intermediate (in limited areas) and Basic Tiers of cable service. At December 31, 1997, approximately 79% of the Company's subscribers received the Company's Basic Tier. In 1997, approximately 90% of the Company's revenue was derived from monthly subscription fees. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and the deferred revenue is amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system.

    When the Company began operations in 1990, revenue from installation fees exceeded revenue from monthly subscription fees because of the significant number of new installations and the high amount of the installation fees relative to the small existing subscriber base. As the Company's cable subscriber base has grown, aggregate monthly subscription revenue has increased and installation fees, while currently increasing on an aggregate basis, have declined as a percentage of total revenue. The Company expects that installation fees will continue to constitute a declining portion of the Company's revenue.

    The Company has experienced low churn rates since its inception. The Company's annual churn rates have historically averaged less than 10%. The Company's annual churn rates for 1995 and 1996 were 9.2% and 7.8%, respectively. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn. In 1997, the churn rate increased to 12.2%, though it would have been 9.8% had the Company not disconnected approximately 17,000 non-paying subscribers in one of its rebuilt networks. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, which commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. Dollar terms. With the launch of Wizja TV, the cost of the Basic Tier service will be increased, and premium channels such as Wizja 1, HBO and Canal+, will each be offered to cable customers for an additional monthly charge.

    The Company divides operating expenses into (i) direct operating expenses,
(ii) selling, general and administrative expenses and (iii) depreciation and amortization expenses. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets.

    The Company generated operating income of $3.5 million, in 1995 but had operating losses of $1.3 million and $20.3 million for 1996 and 1997, respectively, primarily due to the increased levels of acquisitions and related costs and non-cash compensation expense related to stock options.

1997 COMPARED TO 1996

    CABLE TELEVISION REVENUE. Revenue increased $13.2 million or 53.0% from $24.9 million in 1996 to $38.1 million in 1997. This increase was primarily attributable to a 42.6% increase in the number of basic subscribers from approximately 446,000 at December 31, 1996 to approximately 636,000 at December 31, 1997, as well as an increase in monthly subscription rates. Approximately 69.3% of the increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

    Revenue from monthly subscription fees represented 87.2% and 90.1% of cable television revenue in 1996 and 1997, respectively. Installation fee revenue for 1997 decreased by 6.3% compared to 1996, from $3.2 million to $3.0 million. During 1997, the Company generated approximately $56,000 of additional premium subscription revenue and approximately $941,000 of additional premium channel installation revenue as a result of providing the HBO pay movie channel to cable subscribers.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $4.6 million, or 63.9%, from $7.2 million in 1996 to $11.8 million in 1997, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's networks and standards as well as the increased size of the Company's cable television system. Direct operating expenses increased from 28.9% of revenues for 1996 to 30.9% of revenues for 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $21.1 million or 226.9% from $9.3 million in 1996 to $30.4 million in 1997. A portion of this increase was due to non-cash compensation expense of $9.4 million in 1997 related to options to purchase shares granted to key executives. The remainder of the increase was attributable to an increase in sales and marketing expenses incurred in newly acquired networks, costs associated with the agreement relating to sale of advertising on Atomic TV, described in Note 9 to the Company's Consolidated Financial Statements included herein, and costs of launching the distribution of the HBO premium pay movie channel in Poland. Compensation expense also increased as the Company has established a management team of senior executives who have significant experience in the cable television and programming businesses.

    As a percentage of revenue, selling, general and administrative expenses increased from 37.3% for 1996 to approximately 79.7% for 1997. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 55.0% in 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $6.5 million, or 66.3%, from $9.8 million in 1996 to $16.3 million in 1997, principally as a result of depreciation of additional cable television systems acquired and the continued build-out of the Company's networks. Depreciation and amortization expense as a percentage of revenues increased from 39.3% in 1996 to 42.7% in 1997.

    INTEREST EXPENSE. Interest expense increased $9.2 million, or 195.7%, from $4.7 million in 1996 to $13.9 million in 1997 primarily due to the inclusion of a full year's interest on PCI's 9 7/8% Senior Notes due 2003 (the "PCI Notes") which were issued in October 1996.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased $2.1 million, or 161.5%, from $1.3 million in 1996 to $3.4 million in 1997, primarily due to the income derived from the investment of a portion of the net proceeds from the issuance of PCI Notes in October 1996.

    FOREIGN EXCHANGE LOSS. For 1997, foreign exchange loss amounted to $1.1 million as compared to $761,000 for 1996, primarily due to less favorable exchange rate fluctuations.

    MINORITY INTEREST. Minority interest expense was $3.6 million for 1997, resulting from a fourth quarter adjustment to write off certain receivable balances that were not recoverable, compared to minority interest income of $1.9 million for 1996.

    EXTRAORDINARY ITEM. During 1996 the Company prepaid a loan from the Overseas Private Investment Corporation ("OPIC"), resulting in an extraordinary loss of $1.7 million, consisting of a prepayment penalty of $147,000 and a non-cash charge of $1,566,000 to write off deferred financing costs.

    NET LOSS. For 1996 and 1997, the Company had net losses of $6.6 million and $35.1 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $7.7 million in 1996 to $39.3 million due to the accretion of redeemable preferred stock and the factors discussed above.

1996 COMPARED TO 1995

    CABLE TELEVISION REVENUE. Revenue increased $6.3 million, or 33.9%, from $18.6 million in 1995 to $24.9 million in 1996. This increase was primarily attributable to a 70% increase in the number of basic subscribers from approximately 262,000 at December 31, 1995 to approximately 446,000 at December 31, 1996. (Such subscriber numbers do not include approximately 15,000 subscribers served by a cable system the Company acquired on January 1, 1997). Approximately 44.6% of this increase in basic subscribers was due to build-out of the Company's existing cable networks and the remainder was the result of acquisitions. Revenue from monthly subscription fees represented approximately 87.2% of cable television revenue in 1996. Installation fee revenue increased by 37.0% from $2.3 million in 1995 to approximately $3.2 million in 1996, primarily as a result of several remarketing campaigns implemented throughout 1996, which led to increased penetration. In addition, the Company experienced an increase in subscriber installations as a result of the continued build-out of the Company's networks.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $2.1 million, or 41.2%, from $5.1 million in 1995 to $7.2 million in 1996, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television systems. Direct operating expenses increased from 27.6% of revenue in 1995 to 28.9% of revenue in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.6 million, or 97.9%, from $4.7 million in 1995 to $9.3 million in 1996, primarily as a result of an increase in sales and marketing expenses incurred in newly acquired networks, the introduction of several remarketing campaigns throughout the areas covered by the Company's networks, and increased compensation and 1996 bonuses. Selling, general and administrative expenses increased from 25.2% of revenue in 1995 to 37.3% of revenue in 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses rose $4.6 million, or 88.5%, from $5.2 million in 1995 to $9.8 million in 1996, principally as a result of depreciation of additional cable television assets acquired in connection with the build-out of the Company's network. Also, during 1996, all of the prematurity periods expired and therefore the entire balance of investment in cable television system assets was subject to depreciation. Depreciation and amortization expenses as a percentage of revenue increased from 28.0% in 1995 to 39.3% in 1996.

    INTEREST EXPENSE. Interest expense increased $0.3 million, or 6.8%, from $4.4 million in 1995 to $4.7 million in 1996, primarily due to increased interest expense resulting from the issuance of $130 million of PCI Notes partially offset by a reduction in interest expense as a result of the repayment of $55 million of indebtedness with a portion of the proceeds from PCI's sale of equity securities in March 1996.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased by $1.1 million from $0.2 million in 1995 to $1.3 million in 1996. This increase was primarily attributable to a positive cash position in 1996 resulting from the issuance of PCI shares and the PCI Notes.

    FOREIGN EXCHANGE LOSS. Foreign exchange loss increased from $17,000 in 1995 to $761,000 in 1996, primarily due to less favorable exchange rate fluctuations.

    MINORITY INTEREST. Minority interest in subsidiaries' loss was $1.9 million in 1996 resulting from losses incurred in two minority owned subsidiaries compared to minority interest in subsidiaries' income of $18,000 in 1995. During 1996 the Company completed partial acquisitions which gave rise to the increase in minority interest in subsidiaries' losses.

    EXTRAORDINARY ITEM. During 1996 the Company prepaid a loan from OPIC, resulting in an extraordinary loss of $1.7 million, consisting of a prepayment penalty of $147,000 and a non-cash charge of $1,566,000 to write-off deferred financing costs.

    NET LOSS. Net loss increased from a loss of $1.3 million in 1995 to a loss of $6.6 million in 1996 as a result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $1.3 million in 1995 to $7.7 million in 1996 due to the accretion of redeemable preferred stock and the payment of a preferred stock dividend, which was more than offset by the excess of the carrying amount of preferred stock over the consideration transferred for such stock, as well as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's former principal stockholders, including Polish Investments Holding L.P. ("PIHLP"), the Cheryl Anne Chase Marital Trust ("CAC Trust"), certain members of David T. Chase's family and family trusts (the "Chase Family") (collectively the "Chase Entities") and ECO Holdings III Limited Partnership ("ECO"), who became principal stockholders of @ Entertainment, Inc. pursuant to the Reorganization (as defined herein)(the "Former Principal Stockholders"), (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of PCI Notes. The Company had positive cash flows from operating activities in 1995 and 1996 of $3.8 million and $6.1 million, respectively, primarily due to the increase of cash received from subscribers and the deferral of the payment of interest expense. The Company had negative cash flows from operating activities for 1997 of $13.3 million, due to the Company's net loss.

    Cash used for the purchase and build-out of the Company's cable television networks was $16.7 million, $26.6 million and $34.4 million in 1995, 1996 and 1997, respectively.

    Cash used for the acquisition of subsidiaries, net of cash received, was $4.1 million, $13.3 million, and $18.0 million in 1995, 1996, and 1997, respectively. The Company spent approximately $1.2 million, $3.9 million, and $5.9 million in 1995, 1996, and 1997, respectively, to upgrade major acquired networks to meet PCI's technical standards.

    The Company entered into agreements subsequent to December 31, 1997 to purchase during 1998 certain cable television system assets for approximately $783,000, and 94.74% of a cable television Company for approximately $770,000.

    During 1996, the Company issued common and preferred stock to certain of the Former Principal Stockholders for approximately $82 million. On March 29, 1996, the Company consummated a transaction in which ECO purchased shares of common and preferred stock of the Company for a price of $65 million. On March 29, 1996, the Chase Family purchased additional shares of preferred and common stock of the Company for an aggregate purchase price of approximately $17 million. The Company applied approximately $55 million of the proceeds of these transactions to repay indebtedness owed to Chase American Corporation, which is beneficially owned by the Chase Family, and approximately $8.5 million to redeem preferred stock held by PIHLP, which is beneficially owned by the Chase Family.

    During 1996, the Company also entered into an agreement with AmerBank in Poland, S.A. ("AmerBank") which provides for a credit facility of approximately $6.5 million. Funds are available under the credit agreement through December 31, 1998 and interest, based on LIBOR plus 3%, is due quarterly. All advances under the loan must be repaid by August 20, 1999. At December 31, 1997, there were no outstanding amounts under this facility. The Company will be able to utilize this facility for future borrowings.

    On October 31, 1996, $130 million aggregate principal amount of the Company Notes were sold by the Company to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. The PCI Notes were issued pursuant to the PCI Indenture.

    Pursuant to the indenture governing the PCI Notes (the "PCI Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. Pursuant to the AmerBank credit facility, the Company is subject to certain informational and notice requirements but is not subject to restrictive covenants.

    Since the commencement of its operations in 1990, the Company has required external funds to finance the buildout of its existing networks and to finance acquisitions of new cable television networks. The Company had relied on the equity investments and loans from stockholders and their affiliates and borrowings under available credit facilities to provide the funding for these activities. The Company does not expect that its former stockholders and their affiliates will continue to make capital contributions and loans to the Company. There can be no assurance that the Company's parent, @Entertainment, Inc., will make capital contributions and loans to the Company.

    The Company's current strategic objective is to increase cash flow and enhance the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to
(i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber, (iii) expand its regional clusters, (iv) increase subscriber penetration, and (v) realize additional operating efficiencies.

    The Company is dependent on obtaining new financing to achieve this business strategy. If @Entertainment is not successful in obtaining additional financing or does not make such financing available to the Company, the Company will be required to reduce the scope of its presently anticipated expansion of operations, reduce capital and operating expenditures and as a result the business results of operations and prospects of the Company could be adversely affected. Management believes that cash on hand and cash from operations will be sufficient to fund its reduced plan for the next twelve months assuming the Company is not successful in receiving additional funds and, accordingly, consider it appropriate to prepare the consolidated financial statements on a going concern basis.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

    Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the z$loty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 27% in 1995, approximately 20% in 1996 and to approximately 14.9% in 1997. The exchange rate for the z$loty has stabilized and the rate of devaluation of the z$loty has generally decreased since 1991. However, the z$loty exchange rate has increased in 1997. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

    Substantially all of the Company's debt obligations and certain of the Company's operating expenses and capital expenditures are denominated in or indexed to U.S. Dollars. By contrast, substantially all of the Company's revenues are denominated in z$loty. Any devaluation of the z$loty against the U.S. Dollar that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenues to service its U.S. Dollar-denominated obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar-denominated obligations and, thus, on the Company's financial condition and results of operations.

YEAR 2000 COMPLIANCE

    In January 1997, the Company developed a plan to deal with the Year 2000 problem and to make its computer systems Year 2000 complaint. The Company's plan provides for the Year 2000 related efforts to be completed by the end of 1998. Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting computer system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The Company has no other significant computer systems. The total cost of the purchases for @Entertainment, PCI and their subsidiaries is estimated to be approximately $2,400,000. The Company has obtained confirmations from the vendors of the systems indicating that such systems are Year 2000 complaint.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    The Company, effective for the year ended December 31, 1997, has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Pursuant to the provisions of the

Statement, basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common stock (stock options outstanding) is anti-dilutive. Accordingly, dilutive loss per share does not assume the exercise of stock options outstanding.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it will not affect the Company's financial position or results of operations. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

    SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information," was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Poland Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of Poland Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles in the United States of America.

                                          KPMG Polska Sp. z o.o.

Warsaw, Poland
March 19, 1998

                          POLAND COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...............................................................  $   26,080  $   68,483
  Investment securities (note 4)..........................................................          --      25,115
  Accounts receivable, net of allowances for doubtful accounts of $766,000 in 1997 and
    $545,000 in 1996......................................................................       2,387       1,215
  Due from affiliate (note 16)............................................................       2,626          --
  Other current assets (note 8)...........................................................       2,675       2,247
                                                                                            ----------  ----------
    Total current assets..................................................................      33,768      97,060
                                                                                            ----------  ----------
Property, plant and equipment:
  Cable television system assets..........................................................     134,469      99,700
  Construction in progress................................................................       1,904         410
  Vehicles................................................................................       2,032       1,199
  Other...................................................................................       4,380       2,667
                                                                                            ----------  ----------
                                                                                               142,785     103,976
  Less accumulated depreciation...........................................................     (33,136)    (19,143)
                                                                                            ----------  ----------
    Net property, plant and equipment.....................................................     109,649      84,833

Inventories for construction..............................................................       8,153       7,913
Intangibles, net (note 7).................................................................      33,440      18,492
Notes receivable from affiliates (note 16)................................................         691       2,491
Investment in affiliated companies (note 9)...............................................         548         748
Other assets (note 8).....................................................................       1,200       6,000
                                                                                            ----------  ----------
    Total assets..........................................................................  $  187,449  $  217,537
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued expenses.................................  $   6,337  $   6,281
  Accrued interest (note 12)............................................      2,175      2,175
  Deferred revenue......................................................      1,257      1,102
  Income taxes payable..................................................      1,765      4,472
  Other current liabilities (note 11)...................................        755      2,175
                                                                          ---------  ---------

    Total current liabilities...........................................     12,289     16,205

Notes payable (note 12).................................................    130,110    130,074
                                                                          ---------  ---------

    Total liabilities...................................................    142,399    146,279
                                                                          ---------  ---------

Minority interest.......................................................      4,713      5,255

Redeemable preferred stock (liquidation value $85,000,000; 8,500 shares
  authorized, issued and outstanding) (note 15).........................     39,149     34,955

Commitments and contingencies (notes 17 and 18)

Stockholders' equity (note 14):

Common stock, $.01 par value, Authorized 24,051 shares, 18,948 shares
  issued and outstanding................................................          1          1
Paid-in capital.........................................................     59,553     54,322
Accumulated deficit.....................................................    (58,366)   (23,275)
                                                                          ---------  ---------

    Total stockholders' equity..........................................      1,188     31,048
                                                                          ---------  ---------

    Total liabilities and stockholders' equity..........................  $ 187,449  $ 217,537
                                                                          ---------  ---------
                                                                          ---------  ---------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1997         1996        1995
                                                                              -----------  -----------  ---------

                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             DATA)
Cable television revenue....................................................  $    38,138  $    24,923  $  18,557
Operating expenses:
  Direct operating expenses.................................................       11,783        7,193      5,129
  Selling, general and administrative expenses (notes 9 and 14).............       30,393        9,289      4,684
  Depreciation and amortization.............................................       16,270        9,788      5,199
                                                                              -----------  -----------  ---------
  Total operating expenses..................................................       58,446       26,270     15,012
                                                                              -----------  -----------  ---------
    Operating (loss)/income.................................................      (20,308)      (1,347)     3,545
Interest and investment income..............................................        3,355        1,274        174
Interest expense (note 12)..................................................      (13,900)      (4,687)    (4,373)
Equity in losses of affiliated companies....................................         (520)          --         --
Foreign exchange loss.......................................................       (1,107)        (761)       (17)
                                                                              -----------  -----------  ---------
  Loss before income taxes, minority interest and extraordinary item........      (32,480)      (5,521)      (671)
Income tax benefit/(expense) (note 10)......................................          975       (1,273)      (600)
Minority interest...........................................................       (3,586)       1,890        (18)
                                                                              -----------  -----------  ---------
  Loss before extraordinary item............................................      (35,091)      (4,904)    (1,289)
Extraordinary item-loss on early extinguishment of debt (note 12)...........           --       (1,713)        --
                                                                              -----------  -----------  ---------
  Net loss..................................................................      (35,091)      (6,617)    (1,289)
Accretion of redeemable preferred stock (note 15)...........................       (4,194)      (2,870)        --
Preferred stock dividends (note 14).........................................           --       (1,738)        --
Excess of carrying value of preferred stock over consideration paid (note
  14).......................................................................           --        3,549         --
                                                                              -----------  -----------  ---------
  Net loss applicable to holders of common stock............................  $   (39,285) $    (7,676) $  (1,289)
                                                                              -----------  -----------  ---------
                                                                              -----------  -----------  ---------
Basic and diluted loss per common share:
  Loss before extraordinary item............................................  $ (2,073.31) $   (338.48) $  (95.67)
  Extraordinary item........................................................           --       (97.24)        --
                                                                              -----------  -----------  ---------
  Net loss (note 3).........................................................  $ (2,073.31) $   (435.72) $  (95.67)
                                                                              -----------  -----------  ---------
                                                                              -----------  -----------  ---------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 PREFERRED STOCK         COMMON STOCK
                                               --------------------  --------------------
                                                                                            PAID IN   ACCUMULATED
                                                SHARES     AMOUNT     SHARES     AMOUNT     CAPTIAL     DEFICIT       TOTAL
                                               ---------  ---------  ---------  ---------  ---------  ------------  ---------

                                                                       (IN THOUSANDS, EXCEPT SHARE
                                                                                AMOUNTS)
Balance January 1, 1995......................        985  $  10,311     11,037  $   4,993  $   1,544   $  (15,369)  $   1,479
  Net loss...................................         --         --         --         --         --       (1,289)     (1,289)
                                               ---------  ---------  ---------  ---------  ---------  ------------  ---------
Balance December 31, 1995....................        985     10,311     11,037      4,993      1,544      (16,658)        190
  Net loss...................................         --         --         --         --         --       (6,617)     (6,617)
  Stock dividend.............................        166      1,738         --         --     (1,738)          --          --
  Proceeds from issuance of common and
    preferred stock (note 14)................         --         --      7,911     (4,992)    87,021           --      82,029
  Cost of issuance (note 14).................         --         --         --         --     (1,028)          --      (1,028)
  Allocation of proceeds to preferred stock
    (note 14)................................         --         --         --         --    (32,156)          --     (32,156)
  Preferred stock redemption (note 14).......     (1,151)   (12,049)        --         --      3,549           --      (8,500)
  Accretion of redeemable preferred stock
    (note 15)................................         --         --         --         --     (2,870)          --      (2,870)
                                               ---------  ---------  ---------  ---------  ---------  ------------  ---------
Balance December 31, 1996....................         --         --     18,948          1     54,322      (23,275)     31,048
  Net loss...................................         --         --         --         --         --      (35,091)    (35,091)
  Accretion of redeemable preferred stock
    (note 15)................................         --         --         --         --     (4,194)          --      (4,194)
  Stock option compensation expense
    (note 14)................................         --         --         --         --      9,425           --       9,425
                                               ---------  ---------  ---------  ---------  ---------  ------------  ---------
Balance December 31, 1997....................         --  $      --     18,948  $       1  $  59,553   $  (58,366)  $   1,188
                                               ---------  ---------  ---------  ---------  ---------  ------------  ---------
                                               ---------  ---------  ---------  ---------  ---------  ------------  ---------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1997        1996       1995
                                                                                  -----------  ---------  ---------

                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net loss......................................................................  $   (35,091) $  (6,617) $  (1,289)
  Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
    Minority interest...........................................................        3,586     (1,890)        18
    Depreciation and amortization...............................................       16,270      9,788      5,199
    Amortization of notes payable discount and issue costs......................        1,040        166         --
    Non-cash portion of extraordinary item......................................           --      1,566         --
    Gain on sale of investment securities.......................................         (358)        --         --
    Equity losses in affiliated companies.......................................          520         --         --
    Non-cash stock option compensation expense..................................        9,425         --         --
    Interest expense added to notes payable to affiliates.......................           --         --      2,379
    Changes in operating assets and liabilities:
      Accounts receivable.......................................................       (1,034)      (796)      (785)
      Due from affiliate........................................................       (2,626)        --         --
      Other current assets......................................................         (574)    (1,862)         6
      Accounts payable and accrued expenses.....................................         (353)     3,186      1,003
      Income taxes payable......................................................       (2,707)       334        600
      Accrued interest..........................................................           --      2,175         --
      Deferred revenue..........................................................          155       (131)       152
      Other current liabilities.................................................       (1,519)       193     (3,444)
                                                                                  -----------  ---------  ---------
        Net cash (used in)/provided by operating activities.....................      (13,266)     6,112      3,839
                                                                                  -----------  ---------  ---------
Cash flows from investing activities:
  Construction and purchase of property, plant, and equipment...................      (34,380)   (26,581)   (16,715)
  Repayment of notes receivable from affiliates.................................        2,521         --         --
  Issuance of notes receivable from affiliates..................................         (721)    (2,491)        --
  Purchase of investment securities.............................................           --    (25,940)    (1,207)
  Proceeds from maturity of investment securities...............................       25,473         --         --
  Purchase of other assets......................................................       (1,200)    (6,000)        --
  Investmenst in affiliated companies...........................................         (320)      (580)        --
  Purchase of subsidiaries, net of cash received................................      (18,041)   (13,269)    (4,063)
                                                                                  -----------  ---------  ---------
        Net cash used in investing activities...................................      (26,668)   (74,861)   (21,985)
                                                                                  -----------  ---------  ---------
Cash flows from financing activities:
  Net proceeds from issuance of stock...........................................           --     81,001         --
  Redemption of preferred stock.................................................           --     (8,500)        --
  Costs to obtain loans.........................................................       (1,749)    (6,513)    (1,036)
  Proceeds from notes payable...................................................           --    136,074     14,533
  Repayment of notes payable....................................................         (720)   (27,893)        --
  Borrowings from/(repayments to) affiliates....................................           --    (39,280)     4,499
                                                                                  -----------  ---------  ---------
        Net cash (used in)/provided by financing activities.....................       (2,469)   134,889     17,996
                                                                                  -----------  ---------  ---------
        Net increase/(decrease) in cash and cash equivalents....................      (42,403)    66,140       (150)
Cash and cash equivalents at beginning of year..................................       68,483      2,343      2,493
                                                                                  -----------  ---------  ---------
Cash and cash equivalents at end of year........................................  $    26,080  $  68,483  $   2,343
                                                                                  -----------  ---------  ---------
                                                                                  -----------  ---------  ---------
Supplemental cash flow information:
  Cash paid for interest........................................................  $    12,873  $   2,338  $   1,992
                                                                                  -----------  ---------  ---------
                                                                                  -----------  ---------  ---------
  Cash paid for income taxes....................................................  $     1,732  $   1,184  $      --
                                                                                  -----------  ---------  ---------
                                                                                  -----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

1. REPORTING ENTITY

    Poland Communications, Inc. ("PCI"), is a New York corporation and was founded in 1990 by David T. Chase, a Polish-born investor. PCI is a subsidiary of @Entertainment, Inc. (@ Entertainment), a Delaware corporation which is a publicly listed company in the United States. PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. PCI and PCBV are holding companies that hold controlling interests in a number of Polish cable television companies, collectively referred to as the "PTK Companies". All significant assets and operating activities of PCI and subsidiaries (the "Company") are located in Poland.

    The Company offers pay television services to business and residential customers in Poland. Its revenues are derived primarily from installation fees and monthly basic and premium service fees for cable television services.

    THE REORGANIZATION

    In June 1997, @Entertainment was formed as the parent of PCI to facilitate an initial public offering of stock in the United States and internationally (the "IPO"). Before the IPO, all the holders of shares of PCI's common stock and @Entertainment entered into a Contribution Agreement dated as of June 22, 1997 pursuant to which each holder of shares of PCI's common stock transferred all shares of PCI common stock owned by it to @Entertainment. In addition, ECO Holding III Limited ("ECO") transferred all of the outstanding shares of PCI's series B preferred stock to @Entertainment. All of these transfers (the "Share Exchange") were designed to qualify as a tax-free exchange under section 351 of the Internal Revenue Code of 1986, as amended. Each holder of PCI's common stock received 1,000 shares of common stock of @Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment's series B preferred stock in exchange for its PCI series B preferred stock. The @Entertainment series B preferred stock has identical rights and preferences to those of the PCI series B preferred stock, except that the ratio for conversion of such shares into common stock increased from 1:1.9448 to 1:1,944.80 in order to reflect the Capital Adjustment. The 2,500 outstanding shares of @Entertainment's series B preferred stock automatically converted into 4,862,000 shares of common stock of @Entertainment upon the closing of the IPO (the "Automatic Conversion").

    On June 20, 1997, Polish Investments Holding LP ("PIHLP"), transferred all of the outstanding shares of PCI's series C preferred stock to an entity owned by certain of the beneficial owners of PIHLP and members of their families (the "Chase Entity"). The Chase Entity, ECO and @Entertainment entered into a Purchase Agreement dated as of June 22, 1997 (the "Purchase Agreement"). Among other matters, the Purchase Agreement obligated @Entertainment to purchase all of the outstanding shares of PCI's series A preferred stock and series C preferred stock for cash from ECO and the Chase Entity, respectively, at the closing of the IPO. The aggregate purchase price of $60 million for PCI's series A preferred stock and series C preferred stock equaled the aggregate purchase price of such shares as set forth in PCI's certificate of incorporation.

    In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and their employee stock option agreements were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the employment agreements were amended to provide that each option to purchase a share of PCI's common stock was exchanged for

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

1. REPORTING ENTITY (CONTINUED)
an option to purchase 1,000 shares of @Entertainment's common stock with a proportionate reduction in the per share exercise price.

    The Share Exchange, Capital Adjustment, and the Assignment are collectively referred to as the "Reorganization". As a result of the Reorganization, @Entertainment owns all of the outstanding shares of common and redeemable preferred stock of PCI.

    PCI's consolidated assets and liabilities were transferred to @Entertainment, Inc. using PCI's historical cost.

    PCBV STOCKHOLDERS' AGREEMENT

    The following is a summary of certain aspects of the PCBV Stockholders' Agreement entered into by PCI, PCBV and PCBV's minority stockholders on March 8, 1990. The minority stockholders own the 7.7% of outstanding PCBV capital stock that is not owned by PCI.

    The PCBV Stockholders' Agreement protects shareholdings of each minority stockholder from dilution, by requiring that the PCBV shares of each minority stockholder must continue to represent a constant percentage of the total equity in PCBV and of the total votes to be cast by the PCBV stockholders on any subject, regardless of changes to the capital structure of PCBV and regardless of any additional equity funds that may be contributed to PCBV by PCI.

    The PCBV Stockholders' Agreement contains restrictions on the PCBV stockholders' ability to sell, pledge, hypothecate or otherwise transfer or encumber their PCBV shares. In addition, PCBV stockholders have the right of first refusal to purchase PCBV shares upon the death of an individual PCBV stockholder, and upon the liquidation, dissolution or other termination of a corporate PCBV stockholder. Furthermore, PCI has the right of first refusal to purchase PCBV shares from minority stockholders, and the minority stockholders have the right of first refusal to purchase PCBV shares from PCI, before such shares can be sold to a third party.

    Under the PCBV Stockholder's Agreement, PCI has the option to purchase the PCBV shares owned by the minority stockholders upon the satisfaction of certain conditions.

    The PCBV Stockholders' Agreement also includes covenants against competition that limit the ability of each PCBV stockholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such PCBV stockholder ceases to be a PCBV stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the PCBV Stockholders' Agreement, the minority stockholders have a claim again 7.7% of the profits and equity of such entities and, under a supplemental agreement, PCI has agreed to share the profits of these entities with the minority stockholders on a pro rata basis. In addition, PCI is negotiating to buy, and has made an offer to buy, the outstanding PCBV shares held by the minority stockholders.

2. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

2. FINANCIAL POSITION AND BASIS OF ACCOUNTING (CONTINUED) losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional financing to support the planned expansion.

    The Company's current strategic objective is to increase cash flow and enhance the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to
(i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber, (iii) expand its regional clusters, (iv) increase subscriber penetration, and (v) realize additional operating efficiencies. The Company is dependent on its parent, @Entertainment obtaining new financing to achieve this business strategy. If @Entertainment is not successful in obtaining additional financing or does not make such financing available to the Company, the Company will be required to reduce the scope of its presently anticipated expansion of operations, reduce capital and operating expenditures and as a result the business results of operations and prospects of the Company could be adversely affected. Management believes that cash on hand and cash from operations will be sufficient to fund its reduced plan for the next twelve months assuming the Company is not successful in receiving additional funds and, accordingly, consider it appropriate to prepare the consolidated financial statements on a going concern basis.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

    The consolidated financial statements include the financial statements of Poland Communications, Inc. and its wholly owned and majority owned subsidiaries. Also consolidated is a 49% owned subsidiary for which the Company maintains control of operating activities and has the ability to influence the appointment of members to the Managing Board. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) REVENUE RECOGNITION

    Revenue is primarily derived from the sale of cable television services to retail customers in Poland. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable television systems, is recognized to the extent of direct selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the systems.

    TAXATION

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        U.S. TAXATION:

        PCI is subject to U.S. Federal taxation of its worldwide income. The PTK Companies and PCBV are foreign corporations, which are not expected to be engaged in a trade or business within the U.S. or to derive income from U.S. sources and accordingly, are not subject to U.S. income tax.

        FOREIGN TAXATION:

        The PTK Companies are subject to corporate income taxes, value added tax
    (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland. Under Polish law, the PTK Companies are exempt from import duties on certain in-kind capital contributions.

        The PTK Companies' income tax is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities.

INVESTMENT SECURITIES

    Investment securities outstanding at December 31, 1996, consist of short-term investments with original maturities ranging from four to six months. In accordance with Statement of Financial Accounting

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities,", the Company has classified all securities as held to maturity. Securities held to maturity are limited to securities for which the Company has the positive intent and the ability to hold to maturity. Held to maturity securities are carried at amortized cost on the consolidated balance sheet.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During 1997, 1996, and 1995, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets................................  10 years
Vehicles......................................................  5 years
Other property, plant and equipment...........................  5-10 years

    INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to work-in-progress in the various cable television systems.

    GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally ten years.

    INTANGIBLES

    The Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized generally over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    Costs incurred to obtain financing have been deferred and amortized over the life of the loan using the effective interest method.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) INVESTMENTS IN AFFILIATED COMPANIES AND JOINT VENTURES RELATING TO THIRD
     PARTY PROGRAMMING

    In some instances, the Company purchases equity interests in certain programming it distributes, typically by investing in the entity which produces that particular programming for distribution in Poland, and by sharing the costs and expenses incurred in the creation of the Polish-language version of that particular programming. In these cases, the investment will be accounted for under the equity method in accordance with guidance established within Accounting Principles Board ("APB") Opinion No. 18.

    MINORITY INTEREST

    Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

    STOCK-BASED COMPENSATION

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which gives companies the option to adopt the fair value based method for expense recognition of employee stock options and other stock-based awards or to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosure of net income/(loss) and earnings/(loss) per share as if the fair value method had been applied. The Company has elected to apply APB Opinion No. 25 and related interpretations for stock options and other stock-based awards.

    FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange at the consolidated balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    Translation of the financial statements of the Polish subsidiaries into U.S. dollars has been performed in accordance with SFAS No. 52, "Foreign Currency Translation". This standard requires that entities operating in countries with economies deemed to be highly inflationary translate all monetary assets and liabilities into U.S. dollars at the exchange rate in effect at year end and non-monetary assets and liabilities at historical or transaction date rates. Revenues and expenses are translated at the average exchange rate over the reporting period. For 1996, 1995 and 1994 inflation was 19.9%, 26.8% and 33.3%, respectively, yielding a three year cumulative inflation rate of 102.7 %.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company will establish a new functional currency basis for nonmonetary items in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of nonmonetary items into the local currency at current exchange rates.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) BASIC AND DILUTED NET LOSS PER SHARE

    The Company, effective for the year ended December 31, 1997, adopted SFAS No. 128 "Earnings per Share". Accordingly, 1996 and 1995 per share calculations have been restated to conform with this Statement. Pursuant to the provisions of the Statement, basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
Net loss attributable to common stockholders
  (in thousands)..............................  $ (39,285) $  (7,676) $  (1,289)
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------
Weighted average number of common shares
  outstanding.................................     18,948     17,271     11,037
Nominal issuance..............................         --        346      2,437
                                                ---------  ---------  ---------
Basic weighted average number of common shares
  outstanding.................................     18,948     17,617     13,474
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------
Loss per share--basic and diluted.............  $(2,073.31) $ (435.72) $  (95.67)
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, due from affiliate, notes receivable from affiliates, accounts payable and accrued expenses, other current liabilities, notes payable and redeemable preferred stock.

    At December 31, 1997, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 1997, the carrying value of the redeemable preferred stock has been determined based upon the amount of future cash flows discounted using the Company's estimated borrowing rate for similar instruments. It was not practicable to estimate the fair value of the redeemable preferred stock due to the fact that the instruments are wholly owned by the Company's parent.

    At December 31, 1997, the fair value of the Company's notes payable balance approximates $128,420,000 based on the last trading price of the notes in 1997. It was not practicable to estimate the fair value of due from affiliate or notes receivable from affiliates due to the nature of these instruments, the

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

    COMMITMENTS AND CONTINGENCIES

    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

    ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred.

    RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 1997 consolidated financial statement presentation.

    IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it will not affect the Company's financial position or results of operations. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

    SFAS No. 131, "Disclosures about a Segment of an Enterprise and Related Information," was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year end 1998 financial statements. Interim financial

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

4. INVESTMENT SECURITIES

    At December 31, 1996, investment securities consisted of short-term corporate bonds with original maturities ranging from four to six months. As of December 31, 1996, the aggregate securities balance consisted of securities with an amortized cost of $25,115,000, unrealized holding gains of $227,000, and a fair value of $25,342,000. All such investment securities matured during 1997, and as of December 31, 1997, certain amounts previously invested in investment securities are invested in cash and cash equivalents.

5. VALUATION AND QUALIFYING ACCOUNTS

                                                    ADDITIONS     AMOUNTS
                                      BALANCE AT   CHARGED TO     WRITTEN     BALANCE AT
                                       JANUARY 1     EXPENSE        OFF       DECEMBER 31
                                      -----------  -----------  -----------  -------------
                                                         (IN THOUSANDS)
1995
Allowance for Doubtful Accounts.....   $     132    $     385    $       7     $     510
                                           -----        -----        -----         -----
                                           -----        -----        -----         -----
1996
Allowance for Doubtful Accounts.....   $     510    $     358    $     323     $     545
                                           -----        -----        -----         -----
                                           -----        -----        -----         -----
1997
Allowance for Doubtful Accounts.....   $     545    $     494    $     273     $     766
                                           -----        -----        -----         -----
                                           -----        -----        -----         -----

6. ACQUISITIONS

    Effective January 1, 1997, the Company acquired the remaining 51% of a subsidiary company for aggregate consideration of approximately $9,927,000. The acquisition has been accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The purchase price exceeded the fair value of the net assets acquired by approximately $5,556,000.

    In May 1997, the Company acquired a 54.75% ownership interest in a cable television company for aggregate consideration of approximately $10,925,000. The acquisition has been accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The results of the acquired company have been included with the Company's results since the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $9,910,000. Included in minority interest at December 31, 1997 is approximately $450,000 relating to the acquisition of this subsidiary.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

6. ACQUISITIONS (CONTINUED)
    Had these acquisitions occurred on January 1, 1996, the Company's pro-forma consolidated results for the years ended December 31, 1997 and 1996, would have been as follows:

                                                           1997       1996
                                                         ---------  ---------
                                                             (UNAUDITED)
                                                            (IN THOUSANDS,
                                                                EXCEPT
                                                           PER SHARE DATA)
Revenue................................................  $  40,550  $  29,750
Net loss...............................................    (35,180)    (7,614)
Net loss applicable to holders of common stock.........    (39,375)    (8,673)
Net loss per share.....................................  $(2,078.06) $ (492.31)

    Additionally, during 1997 the Company acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $3,200,000. The acquisitions have been accounted for as fixed asset purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at the dates of acquisition and any excess to goodwill. The purchase prices exceeded the fair value of the assets acquired by approximately $548,000.

    During 1996, the Company acquired substantially all of the cable television system assets of twenty-six cable television companies for aggregate consideration of approximately $15,600,000. The acquisitions have been accounted for as purchases with the purchase price allocated among the assets acquired and liabilities assumed based upon their fair values at the date of acquisition and any excess as goodwill. The results of the acquired companies have been included with the Company's results since their dates of acquisition. The purchase prices exceeded the fair value of the net assets acquired by approximately $5,800,000.

    During December 1996, the Company entered into a purchase agreement for a cable television system operating in the Opole area for approximately $1,400,000 which is included in property, plant and equipment in the accompanying consolidated balance sheet at December 31, 1996.

    During 1995, the Company acquired four cable television companies for aggregate consideration of approximately $4,075,000. The acquisitions have been accounted for as purchases with the purchase price allocated among the assets acquired and liabilities assumed based upon their fair values at date of acquisition and any excess as goodwill. The results of the acquired companies have been included in the Company's results since January 1, 1995. The purchase prices approximated the fair value of the net assets acquired.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

7. INTANGIBLES

    Intangible assets are carried at cost and consist of the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Conduit and franchise agreements..........................  $   5,391  $   5,391
Goodwill..................................................     22,744      6,730
Deferred financing costs..................................      8,212      6,463
Other.....................................................      1,543      1,262
                                                            ---------  ---------
                                                               37,890     19,846
Less accumulated amortization.............................     (4,450)    (1,354)
                                                            ---------  ---------
Net intangible assets.....................................  $  33,440  $  18,492
                                                            ---------  ---------
                                                            ---------  ---------

8. OTHER CURRENT AND NON-CURRENT ASSETS

    Included in other current assets are $1,322,000 and $1,203,000 of VAT receivables as of December 31, 1997 and 1996, respectively.

    Included in other non-current assets at December 31, 1997 is a prepayment of approximately $1,200,000 toward the formation of a programming-related joint venture with World Shopping Network PLC. Although the agreement has not yet been finalized, the Company's intent is to invest in a news joint venture created to produce shopping television network programming for distribution in Poland, and share the costs and expenses incurred in the creation of the Polish language version of that particular programming. There can be no assurance that the agreement with the World Shopping Network will be finalized, in which case the $1,200,000 payment will be expensed.

    Included in other non-current assets at December 31, 1996 is a prepayment of approximately $6,000,000 to the 51% shareholder of one of the PTK Companies pursuant to an agreement for the purchase of his interest in the PTK Company. This prepayment was subsequently offset against the purchase price upon the transfer of all of his 51% interest in the PTK Company to PCI effective January 1, 1997.

9. INVESTMENTS IN AFFILIATED COMPANIES

    Investments in affiliated companies consist of 33% of the common stock of ProCable Sp. z o.o. and 45% of the common stock of Ground Zero Media Sp. z o.o. ("GZM"), both of which are accounted for using the equity method.

    In April 1997, PCI reached an agreement in principle with GZM whereby PCI assumed responsibility for selling all advertising to be aired on Atomic TV for a period of one year commencing April 1997. Atomic TV is a Polish-language music television channel owned by GZM, which to be broadcast to Poland on April 7, 1997. Under the terms of the agreement, PCI has the right to receive all of the funds generated from advertising sales, and in exchange, PCI pays GZM $4,950,000. During 1997, $3,700,000 was charged to selling, general and administrative expenses with respect to this contract of which $450,000 is accrued at December 31, 1997. The fees charged to the Company for these rights are set at the level of fees that GZM

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

9. INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED) would charge to unrelated parties. Subsequent to year end, the Company's parent, @Entertainment acquired the remaining shares of GZM.

    It was not practicable to estimate the market value of the investments in affiliate companies due to the nature of these investments, the relatively short existence of the investee companies, and the absence of quoted market prices for the investee companies.

10. INCOME TAXES

    Income tax benefit/(expense) consists of:

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  1997       1996       1995
                                                               ----------  ---------  ---------
                                                                        (IN THOUSANDS)
Current:
  U.S. Federal...............................................  $    1,438  $    (714) $    (587)
  State and local............................................          --       (531)       (13)
  Foreign....................................................        (463)       (28)        --
                                                               ----------  ---------  ---------
                                                               $      975  $  (1,273) $    (600)
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

    Sources of (loss)/income before income taxes and minority interest are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1997       1996       1995
                                                   ---------  ---------  ---------
                                                           (IN THOUSANDS)
Domestic loss....................................  $  (9,913) $  (2,602) $  (1,115)
Foreign income loss..............................    (22,567)    (4,632)       444
                                                   ---------  ---------  ---------
                                                   $ (32,480) $  (7,234) $    (671)
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

    Income tax benefit/(expense) was $975,000, $(1,273,000), and $(600,000) for the years ended December 31, 1997, 1996, and 1995 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1997       1996       1995
                                                     ---------  ---------  ---------
                                                             (IN THOUSANDS)
Computed "expected" tax benefit....................  $  11,043  $   2,460  $     228
Non-deductible expenses............................        (68)       (17)       (69)
Change in valuation allowance......................     (8,748)    (3,504)      (667)
Adjustment to deferred tax asset for enacted
  changes in tax rates.............................       (789)        --         --
Foreign tax rate differences.......................       (463)      (184)       (65)
Other..............................................         --        (28)       (27)
                                                     ---------  ---------  ---------
                                                     $     975  $  (1,273) $    (600)
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

10. INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation..................................................  $      --  $     377
  Foreign net operating loss carryforwards...............................      4,135      2,015
  Interest income........................................................      1,946      1,867
  Service revenue........................................................      1,948      2,368
  Accrued liabilities....................................................      2,537      1,935
  Deferred costs.........................................................        903         --
  Unrealized foreign exchange losses.....................................      5,614         --
  Other..................................................................        274        104
                                                                           ---------  ---------
Total gross deferred tax assets..........................................     17,357      8,666
Less valuation allowance.................................................    (17,357)    (8,609)
                                                                           ---------  ---------
Net deferred tax assets..................................................  $      --  $      57
                                                                           ---------  ---------
                                                                           ---------  ---------
Deferred tax liabilities:
  Prepaid expenses.......................................................  $      --  $     (57)
                                                                           ---------  ---------
Total gross deferred liabilities.........................................  $      --  $     (57)
                                                                           ---------  ---------
Net deferred tax liability...............................................  $      --  $      --
                                                                           ---------  ---------
                                                                           ---------  ---------

    The net increase in the valuation allowance for the years ended December 31, 1997, 1996 and 1995 was $8,748,000, $3,504,000, and $667,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997 will be reported in the consolidated statement of operations.

    Foreign loss carryforwards can be offset against the PTK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. For losses incurred in the U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

10. INCOME TAXES (CONTINUED)
    At December 31, 1997, the Company has foreign net operating loss carryforwards of approximately $11,485,000, which expire as follows:

                                                                                                          (IN
YEAR ENDING DECEMBER 31,                                                                              THOUSANDS)
---------------------------------------------------------------------------------------------------  -------------
1998...............................................................................................    $   4,677
1999...............................................................................................        4,030
2000 and thereafter................................................................................        2,778
                                                                                                     -------------
                                                                                                       $  11,485
                                                                                                     -------------
                                                                                                     -------------

11. OTHER CURRENT LIABILITIES

    Included in other current liabilities at December 31, 1997 and 1996 is approximately $577,000 and $726,000, respectively, related to accrued programming fees.

    During 1996, the Company had compensation agreements with certain employees to defer a portion of their annual bonus and salary. The deferred compensation liability associated with these agreements was approximately $922,000 as of December 31, 1996, and the deferred compensation expense associated with these agreements was $357,000 for the year ended December 31, 1996. The Company had no such agreements in 1997.

12. NOTES PAYABLE

    Notes payable consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
PCI notes, net of discount..............................................  $ 129,578  $ 129,524
American Bank in Poland S.A. ("AmerBank") revolving credit loan.........         --        550
$1,200,000 note payable to Polski Bank Rozwoju S.A. ("PBR").............         32         --
$500,000 note payable PBR...............................................        500         --
                                                                          ---------  ---------
Total notes payable.....................................................  $ 130,110  $ 130,074
                                                                          ---------  ---------
                                                                          ---------  ---------

    PCI NOTES

    On October 31, 1996, PCI sold $130,000,000 aggregate principal amount of Senior Notes ("PCI Notes") to an initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. In June, 1997, substantially all of the outstanding PCI Notes were exchanged for an equal aggregate principal amount of publicly-registered PCI Notes.

    The PCI Notes have an interest rate of 9 7/8% and have a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 1997 and 1996, the Company accrued interest expense of $2,175,000 and $2,175,000, respectively. Prior to November 1, 1999, PCI may redeem up to a maximum of 33% of the initially outstanding aggregate principal amount of the

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

12. NOTES PAYABLE (CONTINUED)
PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87,000,000 aggregate principal amount of the PCI Notes remains outstanding.

    The PCI Notes are net of unamortized discount of $422,000 and $476,000 at December 31, 1997 and 1996, respectively. At December 31, 1997, the effective interest rate was 11.44%.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $134,509,000 and $107,891,000 at December 31, 1997 and 1996, respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) provision of financial statements and reports. As of December 31, 1997, the Company was in compliance with such covenants.

    Condensed parent only financial statements of Poland Communication, Inc. are provided in Note 13, in compliance with the requirements of Rule 5-04 and 12-04 of the Securities and Exchange Commission's Regulation S-X.

    PBR

    A subsidiary of the Company, which was acquired during 1997, entered into two agreements with PBR for loans of approximately $500,000 and $1,200,000. Interest is based on LIBOR plus 2.5% (8.31% in aggregate at December 31, 1997) and LIBOR plus 4% (9.81% in aggregate at December 31, 1997), respectively, and is due monthly. The loans are secured by the subsidiary's cable television networks up to a value of approximately PLN 3.5 million (approximately $995,000 at December 31, 1997). All advances under the $500,000 loan must be repaid by December 10, 2000, and all advances under the $1,200,000 loan must be repaid by January 10, 1998. Subsequent to year end, the $32,000 remaining balance of the $1,200,000 loan was repaid.

    AMERBANK

    In October 1995, the Company entered into an agreement with AmerBank for a Polish currency denominated revolving credit loan and a U.S. dollar denominated promissory note, of which approximately $2,482,000 was outstanding at December 31, 1995. These loans were repaid in full during 1996.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

12. NOTES PAYABLE (CONTINUED)
    In August 1996, the Company entered into a $6,500,000 revolving credit loan agreement with AmerBank of which $550,000 was outstanding at December 31, 1996. This balance was repaid during 1997. Funds are available under the credit agreement through December 31, 1998 and interest is based on LIBOR plus 3% (8.60% in aggregate at December 31, 1996) and is due quarterly. All advances under the loan must be repaid by August 20, 1999.

    OVERSEAS PRIVATE INVESTMENT CORPORATION

    In January 1994, the Company signed a $13,500,000 financing agreement with Overseas Private Investment Corporation ("OPIC") of which $8,600,000 was outstanding at December 31, 1995. The loan was repaid in full during 1996. Accordingly, the Company recorded an extraordinary loss of $1,713,000 related to the early retirement of such debt. The extraordinary loss was comprised of a $147,000 prepayment penalty and $1,566,000 relating to the write-off of deferred financing costs. There was no tax effect of this transaction due to foreign jurisdiction net operating loss carryforwards.

    BANK OF BOSTON CONNECTICUT

    During August 1995, the Company entered into a $10,000,000 loan agreement with the Bank of Boston Connecticut, which was subsequently repaid in February 1996.

    Interest expense relating to the aforementioned notes payable was approximately $13,900,000, $4,687,000 and $4,373,000 for the years ended December 31, 1997, 1996 and 1995, respectively

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF PCI

    The following parent only condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America in a manner consistent with the consolidated financial statements except that all subsidiaries have been accounted for under the equity method.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER
                                                                                  31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Operating costs and expenses:
  Selling, general and administrative expenses..........................  $   3,250  $   1,061
                                                                          ---------  ---------
  Operating loss........................................................     (3,250)    (1,061)
Interest and investment income..........................................      2,619      1,076
Interest expense........................................................    (13,879)    (2,612)
Equity in losses of affiliated companies................................    (22,019)    (2,775)
                                                                          ---------  ---------
  Loss before income taxes..............................................    (36,529)    (5,372)
Income tax benefit/(expense)............................................      1,438     (1,245)
                                                                          ---------  ---------
  Net loss..............................................................    (35,091)    (6,617)
Accretion of redeemable preferred stock.................................     (4,194)    (2,870)
Preferred stock dividends...............................................         --     (1,738)
Excess of carrying value of preferred stock over consideration paid.....         --      3,549
                                                                          ---------  ---------
  Net loss applicable to holders of common stock........................  $ (39,285) $  (7,676)
                                                                          ---------  ---------
                                                                          ---------  ---------

                          POLAND COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1997, 1996 AND 1995

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF PCI (CONTINUED)

                            CONDENSED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
ASSETS
Cash and cash equivalents...............................................  $  18,214  $  55,044
Investment securities...................................................         --     25,115
Accounts receivable, net................................................        290        148
Other current assets....................................................         74        188
                                                                          ---------  ---------
Total current assets....................................................     18,578     80,495

Intangibles, net........................................................      6,892      6,361
Other assets............................................................         --      6,000
Net investment in restricted net assets of wholly-owned subsidiaries....    121,977     89,821
Net investment in unrestricted net assets of wholly-owned
  subsidiaries..........................................................     29,646     22,486
                                                                          ---------  ---------
Total assets............................................................  $ 177,093  $ 205,163
                                                                          ---------  ---------
                                                                          ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...................................  $   1,125  $   2,989
Accrued interest........................................................      2,175      2,175
Income taxes payable....................................................      3,878      4,472
Notes payable...........................................................    129,578    129,524
                                                                          ---------  ---------
Total liabilities.......................................................    136,756    139,160

Redeemable preferred stock (liquidation value $85,000,000; 8,500
  authorized, issued and outstanding in 1996)...........................     39,149     34,955

Stockholders' equity:
    Common stock, $.01 par value; authorized 24,051 shares, 18,948
      shares issued and outstanding.....................................          1          1
    Paid-in capital.....................................................     59,553     54,322
    Accumulated deficit.................................................    (58,366)   (23,275)
                                                                          ---------  ---------
Total stockholders' equity..............................................      1,188     31,048
                                                                          ---------  ---------
Total liabilities and stockholders' equity..............................  $ 177,093  $ 205,163
                                                                          ---------  ---------
                                                                          ---------  ---------

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF PCI (CONTINUED)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   PREFERRED STOCK         COMMON STOCK
                                                 --------------------  --------------------   PAID-IN    ACCUMULATED
                                                  SHARES     AMOUNT     SHARES     AMOUNT     CAPTIAL      DEFICIT       TOTAL
                                                 ---------  ---------  ---------  ---------  ----------  ------------  ---------
                                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 1996........................        985  $  10,311     11,037  $   4,993  $    1,544   $  (16,658)  $     190
  Net loss.....................................         --         --         --         --          --       (6,617)     (6,617)
  Stock dividend...............................        166      1,738         --         --      (1,738)          --          --
  Proceeds from issuance of common and
    preferred stock............................         --         --      7,911     (4,992)     87,021           --      82,029
  Cost of issuance.............................         --         --         --         --      (1,028)          --      (1,028)
  Allocation of proceeds to preferred..........         --         --         --         --     (32,156)          --     (32,156)
  Preferred stock redemption...................     (1,151)   (12,049)        --         --       3,549           --      (8,500)
  Accretion of redeemable preferred stock......         --         --         --         --      (2,870)          --      (2,870)
                                                 ---------  ---------  ---------  ---------  ----------  ------------  ---------
Balance December 31, 1996......................         --         --     18,948          1      54,322      (23,275)     31,048
  Net loss.....................................         --         --         --         --          --      (35,091)    (35,091)
  Accretion of redeemable preferred stock......         --         --         --         --      (4,194)          --      (4,194)
  Stock option compensation expense............         --         --         --         --       9,425           --       9,425
                                                 ---------  ---------  ---------  ---------  ----------  ------------  ---------
Balance December 31, 1997......................         --  $      --     18,948  $       1  $   59,553   $  (58,366)  $   1,188
                                                 ---------  ---------  ---------  ---------  ----------  ------------  ---------
                                                 ---------  ---------  ---------  ---------  ----------  ------------  ---------

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1997, 1996 AND 1995

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF PCI (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                              1997        1996
                                                                                           ----------  -----------
                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Net loss...............................................................................  $  (35,091) $    (6,617)
  Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
    Amortization of notes payable discount and issue costs...............................       1,040          164
    Gain on sale of investment securities................................................        (358)          --
    Non-cash stock option compensation expense...........................................       9,425           --
    Equity in losses of affiliated companies.............................................      22,019       12,862
  Changes in operating assets and liabilities:
    Accounts receivable..................................................................        (142)         (35)
    Other current assets.................................................................         346       (1,300)
    Accounts payable and accrued expenses................................................      (1,864)       3,900
    Income taxes payable.................................................................        (594)       4,472
    Other current liabilities............................................................          --       (1,045)
                                                                                           ----------  -----------
    Net cash (used in)/provided by operating activities..................................      (5,219)      12,401
                                                                                           ----------  -----------
Cash flows from investing activities:
  Proceeds from maturity of investment securities........................................      25,473      (25,115)
  Purchase of other assets...............................................................       8,491       (8,200)
  Investment in, and loans and advances to affiliated companies..........................     (63,826)    (122,337)
                                                                                           ----------  -----------
    Net cash used in investing activities................................................     (29,862)    (155,652)
                                                                                           ----------  -----------
Cash flows from financing activities
  Net proceeds from issuance of stock....................................................          --       81,001
  Redemption of preferred stock..........................................................          --       (8,500)
  Cost to obtain loans...................................................................      (1,749)      (6,513)
  Proceeds from notes payable............................................................          --      136,074
  Repayment of notes payable.............................................................          --      (10,000)
                                                                                           ----------  -----------
    Net cash (used in)/provided by financing activities..................................      (1,749)     192,062
                                                                                           ----------  -----------
    Net (decrease)/increase in cash and cash equivalents.................................     (36,830)      48,811
Cash and cash equivalents at beginning of year...........................................      55,044        6,233
                                                                                           ----------  -----------
Cash and cash equivalents at end of year.................................................  $   18,214  $    55,044
                                                                                           ----------  -----------
                                                                                           ----------  -----------
Supplemental cash flow information:
  Cash paid for interest.................................................................  $   12,873  $     2,338
                                                                                           ----------  -----------
                                                                                           ----------  -----------
  Cash paid for income taxes.............................................................  $    1,271  $     1,184
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)

14. STOCKHOLDERS' EQUITY

    The Company had outstanding at December 31, 1995, 985 shares of preferred stock, which was convertible into 812 shares of class A common stock. The Company had the option of redeeming the preferred stock in whole or in part from January 1, 1996 through December 31, 2002. However, as discussed below, the preferred stock was exchanged for new series D preferred stock during March 1996.

    During February 1996, the Company issued to certain stockholders an additional 2,437 shares of class A common stock in accordance with the provisions of the Shareholder Agreement dated June 27, 1991. The shares were issued at a nominal value of $.01 each. Also during February 1996, the Company issued a stock dividend of 166 shares of series A preferred stock to the preferred stock stockholder.

    During March 1996, the Company completed several transactions including restating its certificate of incorporation, issuing new shares of stock, redeeming preferred stock, and the repayment of affiliate debt. The restated certificate of incorporation of the Company authorized a new class of $.01 par common stock, $1 par series A preferred stock, $.01 par series B preferred stock, $.01 par series C preferred stock, and $.01 par series D preferred stock. All shares of class A and class B common stock previously issued and outstanding were exchanged for new common stock. All issued and outstanding shares of preferred stock were exchanged for new series D preferred stock, which was subsequently redeemed for $8,500,000. Only common stock and series B preferred stock retained voting rights and only holders of common stock were entitled to receive dividends. Each series of preferred stock has redemption provisions; the series B preferred stock was also convertible into common stock.

    During March 1996, the Company issued 4,662 shares of common stock, 4,000 shares of series A preferred stock, and 2,500 shares of series B preferred stock to ECO in exchange for $65,000,000; and 2,000 shares of series C preferred stock and 812 shares of common stock were issued to PIHLP in exchange for $17,029,000. The total cost associated with the issuance of such stock was $1,028,000 resulting in net proceeds to the Company of $81,001,000. Of this amount, $32,156,000 was allocated as the value of the preferred stock representing its mandatory redemption value on October 31, 2004 discounted at 12%. As discussed in Note 1, the series A preferred stock and series C preferred stock were subsequently purchased by the Company's parent, @Entertainment and the Series B preferred stock was converted into 4,862 shares of common stock.

    As part of the Assignment and the Capital Adjustment discussed in Note 1, the stock options granted to certain PCI executive officers in January, April and June of 1997 were amended to provide that each option to purchase a share of PCI's common stock was exchanged for an option to purchase 1,000 shares of @Entertainment's common stock, with a proportionate reduction in the per share exercise price. The exercise prices for certain of these options were substantially below the IPO price of $21 per share for @Entertainment's common stock. Accordingly, the Company has recognized approximately $9,425,000 of non-cash compensation expense included in selling, general, and administrative expenses during 1997 related to these options representing a portion of difference between the exercise prices of the options and their fair market value on the date of grant.

15. REDEEMABLE PREFERRED STOCK

    The series A, series B and series C preferred stock have a mandatory redemption date of October 31, 2004. At the option of the Company, the series A, series B and series C preferred stock may be redeemed

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)

15. REDEEMABLE PREFERRED STOCK (CONTINUED) at any time in whole or in part. The redemption price per share of the series A, series B and series C preferred stock is $10,000.

    The preferred stock has been recorded at its mandatory redemption value on October 31, 2004 discounted at 12% to December 31, 1997. The Company periodically accretes from paid-in capital an amount that will provide for the redemption value at October 31, 2004. The total amount recorded for accretion for the years ended December 31, 1997 and 1996 was $4,194,000 and $2,870,000, respectively.

16. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with affiliated parties. The principal related party transactions are described below.

    DUE FROM AFFILIATE

    Amounts due from affiliate primarily represent advances and payments made on behalf of a company affiliated with the Company but not consolidated as of year end.

    NOTES RECEIVABLE FROM AFFILIATES

    The Company loaned $2,491,000 to Pro Cable Sp. z o.o., which is 33% owned by PCI, in December 1996. Under terms of the demand note, interest accrued at 10% per annum beginning January 1, 1997. The loan was repaid during 1997.

    The Company signed an agreement to loan up to $750,000 to GZM to cover certain operating and capital expenses. Under the terms of the loan, interest is accrued at 10% per annum. The loan was due June 30, 1997, but under the terms of the agreement, the Company has agreed not to seek current repayment of the balance until GZM generates sufficient cash flow or liquidity to support such repayment.

    The Company incurred advertising costs associated with a separate agreement with GZM. Refer to Note 9 for further detail.

    PROGRAMMING

    An affiliate of the Company provides programming to PCI and its subsidiaries. The Company incurred programming fees from this affiliate of $559,000, $412,000 and $186,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

17. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms.

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Note 18 for further detail. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

    Minimum future lease commitments for the aforementioned conduit leases relate to 1998 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $466,000 for the first six months of 1998.

    Total rental expense associated with the aforementioned operating leases for the years ended December 31, 1997, 1996 and 1995 was $1,423,000, $984,000 and
$669,000, respectively, related to these leases.

    PROGRAMMING COMMITMENTS

    The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. Through the end of the agreement terms, the Company has a minimum commitment of approximately $480,000 in 1998, $576,000 in 1999, $576,000 in
2000, and $96,000 in 2001. For the years ended December 31, 1997, 1996 and 1995, the Company incurred programming fees of approximately $1,782,000, $1,758,000 and $1,318,000, respectively, pursuant to these agreements.

    REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Polish State Agency for Radiocommunications ("PAR") for several of its cable television systems. If these permits are not obtained, PAR could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company.

    One of the PTK Companies was not able to register several capital increases that were filed in 1995, for an aggregate amount of PLN 2,000,000 (approximately $569,000 at the December 31, 1997 conversion rate). The capital increases were rejected by the relevant Registration Court, and the court's decision was upheld on appeal. Since the PTK Company received an in-kind contribution of equipment in respect of the proposed capital increases, the non-recognition of the capital increases by the Polish courts means that the contribution could be treated as income in the hands of the PTK Company. As a result, part or all of the contribution could be subject to corporate income tax of 40%. The PTK Company had enough tax net operating loss in 1995 to offset any additional taxable income resulting from an unfavorable treatment. The Company has not recorded any amounts related to this in the accompanying consolidated financial statements due to the tax net operating loss and uncertainties involved.

    LITIGATION AND CLAIMS

    Two of the Company's cable television subsidiaries and four other unrelated Polish cable operators and HBO Polska Sp. z o.o., have been made defendants in a lawsuit instituted by Polska Korporacja

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Telewizyjna Sp. z o.o., a subsidiary of Canal+. The primary defendant in the proceedings is HBO Polska Sp. z o.o. which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Radio and Television Act of 1992, as amended, and thereby undertaking an activity constituting an act of unfair competition. The Company does not believe that the final disposition of the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

    Several of the minority stockholders of PCBV have claimed that the behavior of PCBV and its majority stockholder, PCI, have prejudiced them, and that PCI has (through its direct and indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland) violated certain covenants against competition in the PCBV Stockholders' Agreement, and that under the circumstances, they can no longer be expected to remain shareholders of PCBV. The PCBV Stockholders' Agreement includes certain covenants against competition that limit the ability of each shareholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such stockholder ceases to be a stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the Stockholders' Agreement, the minority stockholders of PCBV have a claim against 7.7% of the profits and equity of such entities. Under a supplemental agreement, PCI has agreed to share the profits of these entities on a pro rata basis. As of December 31, 1997, no amounts have been incurred.

    From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.

18. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

    USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 1997, approximately 60% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    LIMITED INSURANCE COVERAGE

    While the Company carries general liability insurance on its properties, like many other operators of cable television systems it does not insure the underground portion of its cable televisions networks. Accordingly, any catastrophe affecting a significant portion of the Company's cable television networks could result in substantial uninsured losses and could have a material adverse effect on the Company.

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1997, 1996 AND 1995 (CONTINUED)

18. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED)
    YEAR 2000

    In January 1997, the Company developed a plan to deal with the Year 2000 problem to make its computer systems Year 2000 compliant. The plan provides for the Year 2000 related efforts to be completed by the end of 1998. Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting computer system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The Company has no other significant computer systems. The total cost of the purchases for @Entertainment, PCI and their subsidiaries is estimated to be approximately $2,400,000. The Company has obtained confirmations from the vendors of the systems indicating that such systems are Year 2000 compliant.

    CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 1997 or 1996. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

19. FOURTH QUARTER RESULTS

    During the fourth quarter of 1997 circumstances came to the attention of management which led to the determination that certain receivable balances from minority interests were not recoverable. The Company has recorded an adjustment to minority interest of approximately $5,800,000 relating to this write-off, of which approximately $3,300,000 related to prior years.

20. SUBSEQUENT EVENTS (UNAUDITED)

    The Company entered into agreements subsequent to December 31, 1997 to purchase during 1998 certain cable television system assets for approximately $783,000, and 94.74% of a cable television company for approximately $770,000. The acquisition of the fixed assets will be accounted for as fixed asset purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at the dates of acquisition and any excess to goodwill. The acquisition of the Company will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisitions are not expected to have a material effect on the Company's results of operations in 1998.

    Subsequent to year end, @Entertainment, the Company's parent, purchased substantially all of the assets and certain liabilities of one of the Company's subsidiaries for consideration of $100 which approximates the book value of the purchased net assets. The transaction will be accounted for at historical cost in a manner similar to a pooling of interests.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Poland Cablevision (Netherlands) B.V.:

    We have audited the accompanying consolidated balance sheets of Poland Cablevision (Netherlands) B.V. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Cablevision (Netherlands) B.V. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles in the United States of America.

                                          KPMG Polska Sp. z o.o.

Warsaw, Poland
March 19, 1998

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    4,951  $    7,015
  Accounts receivable, net of allowances for doubtful accounts of $608,000 in 1997 and
    $437,000 in 1996......................................................................       1,222         706
  Other current assets (note 6)...........................................................       1,283       1,282
                                                                                            ----------  ----------
      Total current assets................................................................       7,456       9,003
                                                                                            ----------  ----------
Property, plant and equipment:
  Cable television system assets..........................................................     108,475      85,920
  Vehicles................................................................................       1,619       1,095
  Other...................................................................................       3,246       2,528
                                                                                            ----------  ----------
                                                                                               113,340      89,543
  Less accumulated depreciation...........................................................     (27,378)    (18,779)
                                                                                            ----------  ----------
    Net property, plant and equipment.....................................................      85,962      70,764
Inventories for construction..............................................................       5,887       4,974
Intangibles, net (note 5).................................................................       9,887      10,534
                                                                                            ----------  ----------
      Total assets........................................................................  $  109,192  $   95,275
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses...................................................  $    2,574  $    2,685
  Deferred revenue........................................................................         609         823
  Other current liabilities...............................................................          18           9
                                                                                            ----------  ----------
      Total current liabilities...........................................................       3,201       3,517
                                                                                            ----------  ----------

Due to affiliate (note 9).................................................................      14,505      11,159
Notes payable to affiliate (note 9).......................................................     134,509     107,891
                                                                                            ----------  ----------
      Total liabilities...................................................................     152,215     122,567
                                                                                            ----------  ----------

Minority interest.........................................................................       2,523       2,920

Commitments and contingencies (notes 10 and 11)

Stockholders' deficiency:
  Capital stock, $0.50 par value; 200,000 shares authorized, issued and outstanding.......         100         100
  Paid-in capital.........................................................................       4,713          --
  Accumulated deficit.....................................................................     (50,359)    (30,312)
                                                                                            ----------  ----------
      Total stockholders' deficiency......................................................     (45,546)    (30,212)
                                                                                            ----------  ----------
      Total liabilities and stockholders' deficiency......................................  $  109,192  $   95,275
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                 1997        1996       1995
                                                                              ----------  ----------  ---------

                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Cable television revenue....................................................  $   28,818  $   22,882  $  18,156
Operating expenses:
  Direct operating expenses.................................................       8,215       6,427      4,986
  Selling, general and administrative expenses (note 9).....................      16,007       7,885      5,542
  Depreciation and amortization.............................................      12,770       9,003      5,229
                                                                              ----------  ----------  ---------
Total operating expenses....................................................      36,992      23,315     15,757
                                                                              ----------  ----------  ---------

  Operating (loss)/income...................................................      (8,174)       (433)     2,399
Interest income.............................................................         186         183         99
Interest expense (notes 8 and 9)............................................     (11,253)    (10,058)    (6,534)
Foreign exchange loss.......................................................      (1,425)       (938)       (22)
                                                                              ----------  ----------  ---------
  Loss before income taxes, minority interest and extraordinary item........     (20,666)    (11,246)    (4,058)

Income tax expense (note 7).................................................        (175)        (21)        --
Minority interest...........................................................         794         988         41
                                                                              ----------  ----------  ---------

  Loss before extraordinary item............................................     (20,047)    (10,279)    (4,017)

Extraordinary item-loss on early extinguishment of debt (note 8)............          --      (1,713)        --
                                                                              ----------  ----------  ---------
  Net loss..................................................................  $  (20,047) $  (11,992) $  (4,017)
                                                                              ----------  ----------  ---------
                                                                              ----------  ----------  ---------

Basic and diluted loss per common share:
  Loss before extraordinary item............................................  $  (100.24) $   (51.39) $  (20.09)
  Extraordinary item........................................................          --       (8.57)        --
                                                                              ----------  ----------  ---------
  Net loss..................................................................  $  (100.24) $   (59.96) $  (20.09)
                                                                              ----------  ----------  ---------
                                                                              ----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                  CAPITAL STOCK
                                                                       PAR         PAID-IN   ACCUMULATED
                                                                      VALUE        CAPITAL     DEFICIT       TOTAL
                                                                 ---------------  ---------  ------------  ----------
                                                                                    (IN THOUSANDS)

Balance January 1, 1995........................................     $     100     $      --   $  (14,303)  $  (14,203)
  Net loss.....................................................            --            --       (4,017)      (4,017)
                                                                        -----     ---------  ------------  ----------

Balance December 31, 1995......................................           100            --      (18,320)     (18,220)
  Net loss.....................................................            --            --      (11,992)     (11,992)
                                                                        -----     ---------  ------------  ----------

Balance December 31, 1996......................................           100            --      (30,312)     (30,212)
  Net loss.....................................................            --            --      (20,047)     (20,047)
  Stock option compensation expense (note 9)...................            --         4,713           --        4,713
                                                                        -----     ---------  ------------  ----------

Balance December 31, 1997......................................     $     100     $   4,713   $  (50,359)  $  (45,546)
                                                                        -----     ---------  ------------  ----------
                                                                        -----     ---------  ------------  ----------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1997        1996       1995
                                                                                  ----------  ----------  ---------

                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
                                                                                              $  (11,992)
  Net loss......................................................................  $  (20,047)                17)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Minority interest...........................................................        (794)       (988)       (41)
    Depreciation and amortization...............................................      12,770       9,003      5,229
    Non-cash portion of extraordinary item......................................          --       1,566         --
    Interest expense added to notes payable to affiliate........................      11,253       7,844      5,139
    Non-cash stock option compensation expense..................................       4,713          --         --
    Changes in operating assets and liabilities:
      Accounts receivable.......................................................        (516)       (439)      (723)
      Other current assets......................................................         396        (328)        93
      Accounts payable and accrued expenses.....................................        (111)       (246)     1,349
      Deferred revenue..........................................................        (214)       (310)        52
      Amounts due to affiliates.................................................       3,346       8,589     (4,918)
      Other current liabilities.................................................           9        (201)      (203)
                                                                                  ----------  ----------  ---------
        Net cash provided by operating activities...............................      10,805      12,498      1,960
                                                                                  ----------  ----------  ---------

Cash flows from investing activities:
  Construction and purchase of property, plant and equipment....................     (27,734)    (21,065)   (15,788)
  Purchase of intangible assets.................................................        (500)         --         --
  Other investments.............................................................          --         171     (1,686)
  Purchase of subsidiaries, net of cash received................................          --      (7,657)    (3,104)
                                                                                  ----------  ----------  ---------
        Net cash used in investing activities...................................     (28,234)    (28,551)   (20,578)
                                                                                  ----------  ----------  ---------

Cash flows from financing activities:
  Costs to obtain loans.........................................................          --          --       (956)
  Repayment of notes payable....................................................          --     (11,670)        --
  Proceeds from notes payable...................................................          --          --      4,590
  Proceeds from borrowings from affiliates......................................      15,365      32,460     14,770
                                                                                  ----------  ----------  ---------
        Net cash provided by financing activities...............................      15,365      20,790     18,404
                                                                                  ----------  ----------  ---------

Net (decrease)/increase in cash and cash equivalents............................      (2,064)      4,737       (214)
Cash and cash equivalents at beginning of year..................................       7,015       2,278      2,492
                                                                                  ----------  ----------  ---------

Cash and cash equivalents at end of year........................................  $    4,951  $    7,015  $   2,278
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

Supplemental cash flow information:
    Cash paid for interest......................................................  $       --  $    2,067  $   1,120
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
    Cash paid for income taxes..................................................  $      175  $      282  $      --
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    REPORTING ENTITY AND DESCRIPTION OF BUSINESS

    Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation, is a holding company that holds a controlling interest in several Polish cable television operators (collectively referred to as the "PTK Companies"). Poland Cablevision (Netherlands) B.V. and subsidiaries (the "Company") is 92.3% owned by Poland Communications, Inc. ("PCI"), who is in turn, owned 100% by @Entertainment, Inc. a Delaware corporation which is a publicly listed company in the United States.

    The Company offers cable television services to residential and business customers in Poland. All significant assets and operating activities of the Company are located in Poland.

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

    The consolidated financial statements include the financial statements of the Company and its wholly owned and majority owned foreign subsidiaries. Also consolidated is a 46.8% owned subsidiary for which the Company maintains control of operating activities and has the right to control the appointment of members to the Managing Board. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment balances with original maturities of three months or less to be cash equivalents.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenue is primarily derived from the sale of cable television services to retail customers in Poland. Revenue from subscription fees is recognized on a monthly basis, as the service is provided. Installation fee revenue, for connection to the Company's cable television systems, is recognized to the extent of direct selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the system.

    TAXATION

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    NETHERLANDS TAXATION:

    The income tax treaty currently in force between the Netherlands and the United States provides that the Netherlands may impose a withholding tax at a maximum rate of 5% on dividends paid by PCBV to its stockholders.

    FOREIGN TAXATION:

    The PTK Companies are subject to corporate income taxes, value added tax
    (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland. Under Polish law, the PTK Companies are exempt from import duties on certain in-kind capital contributions.

    The PTK Companies' income tax is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "CAPITALIZATION OF INTEREST COST". Interest is not capitalized for short-term construction projects. During 1997, 1996 and 1995, no interest costs were capitalized.

    Depreciation is calculated for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets.................................  10 years
Vehicles.......................................................  5 years
Other property, plant and equipment............................  5--10 years

    INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to work-in-progress in the various cable television systems.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) INTANGIBLES

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally ten years.

    The Company has entered into agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized and amortized generally over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    MINORITY INTEREST

    Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

    STOCK-BASED COMPENSATION

    The Company has adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which gives companies the option to adopt the fair value based method for expense recognition of employee stock options and other stock-based awards or to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", with pro forma disclosure of net income/(loss) and earnings/(loss) per share as if the fair value method had been applied. The Company has elected to apply APB Opinion No. 25 and related interpretations for stock options and other stock-based awards.

    FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at rates of exchange at the balance sheet date. Gains and losses on foreign currency transactions are included in the statement of operations.

    Translation of the financial statements of the Polish subsidiaries into U.S. dollars has been performed in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION". This standard requires that entities operating in countries with economies deemed to be highly inflationary translate all monetary assets and liabilities into U.S. dollars at the exchange rate in effect at year end and non-monetary assets and liabilities at historical or transaction date rates. Revenues and expenses are translated at the average exchange rate over the reporting period. For 1996, 1995 and 1994 inflation was 19.9%, 26.8% and 33.3%, respectively yielding a three-year cumulative inflation rate of 102.7%.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company will establish a new functional currency basis for nonmonetary items in accordance with guidelines established within EITF Issue 92-4, "ACCOUNTING FOR A CHANGE IN FUNCTIONAL CURRENCY WHEN AN ECONOMY CEASES TO BE CONSIDERED HIGHLY INFLATIONARY." That basis is computed by translating the historical reporting currency amounts of nonmonetary items into the local currency at current exchange rates.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) BASIC AND DILUTED NET LOSS PER SHARE

    The Company, effective for the year ended December 31, 1997, adopted SFAS No. 128 "EARNINGS PER SHARE". Pursuant to the provisions of the statement, basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any potential common shares, accordingly, dilutive loss per share is the same as basic loss per share. The application of SFAS No. 128 resulted in no changes to the original calculations of basic and diluted net loss per share for the years ended December 31, 1996 or 1995.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, due to affiliates and notes payable to affiliate.

    As of December 31, 1997, the carrying value of the cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the other current assets on the consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    It was not practicable to estimate the fair value of amounts due to or from affiliates and notes payable to affiliate due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    IMPAIRMENT OF LONG-LIVED ASSETS

    PCBV assesses the recoverability of long-lived assets (mainly property, plant and equipment and intangibles) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

    COMMITMENTS AND CONTINGENCIES

    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

    ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior consolidated financial statements to conform to the 1997 consolidated financial statement presentation.

    IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it will not affect the Company's financial position or results of operations. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

    SFAS No. 131, "DISCLOSURES ABOUT A SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION", was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE", which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

2. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. Additionally, the Company is currently and is expected to continue to be highly leveraged. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis and its parent's continued support through the provision of financing. The present intention of PCI, the Company's parent, is not to seek repayment of the notes payable by the Company to PCI until the Company generates sufficient cash flow or liquidity to support such repayments. See note 9.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

3. VALUATION AND QUALIFYING ACCOUNTS

                                                                                      ADDITIONS AMOUNTS
                                                                  ----------------------------------------------------------
                                                                   BALANCE AT     CHARGED TO      WRITTEN      BALANCE AT
                                                                    JANUARY 1       EXPENSE         OFF        DECEMBER 31
                                                                  -------------  -------------  -----------  ---------------
                                                                                        (IN THOUSANDS)
1995
Allowance for Doubtful Accounts.................................    $     132      $     385     $       7      $     510
                                                                        -----          -----         -----          -----
                                                                        -----          -----         -----          -----
1996
Allowance for Doubtful Accounts.................................    $     510      $     240     $     313      $     437
                                                                        -----          -----         -----          -----
                                                                        -----          -----         -----          -----
1997
Allowance for Doubtful Accounts.................................    $     437      $     442     $     271      $     608
                                                                        -----          -----         -----          -----
                                                                        -----          -----         -----          -----

4. ACQUISITIONS

    During 1997, the Company acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $2,500,000. The acquisitions have been accounted for as fixed asset purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at date of acquisition and any excess to goodwill. The purchase prices exceeded the fair value of the assets acquired by approximately $500,000.

    During 1996, the Company acquired substantially all of the cable television assets of eighteen cable television companies for aggregate consideration of approximately $9,400,000. The acquisitions have been accounted for as purchases with the purchase price allocated among the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The results of the acquired companies have been included in the Company's results since their dates of acquisition. The purchase prices exceeded the fair value of the net assets acquired by approximately $5,800,000.

    During December 1996, the Company entered into a preliminary purchase agreement for a cable television system assets in the Opole area and prepaid the approximate $1,400,000 purchase price, which was included in property, plant and equipment in the accompanying consolidated balance sheet at December 31, 1996.

    During 1995, the Company acquired two cable television companies for aggregate consideration of $3,200,000. The acquisitions have been accounted for as purchases with the purchase price allocated among the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The results of the acquired companies have been included in the Company's results since January 1, 1995. The purchase prices approximated the fair value of the net assets acquired.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

5. INTANGIBLES

    Intangible assets are carried at cost and consist of the following:

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
                                                                                                  (IN THOUSANDS)
Conduit and franchise agreements.............................................................  $   4,418  $   4,418
Goodwill.....................................................................................      6,499      5,999
Other........................................................................................        997      1,098
                                                                                               ---------  ---------
                                                                                                  11,914     11,515
Less accumulated amortization................................................................     (2,027)      (981)
                                                                                               ---------  ---------
Net intangible assets........................................................................  $   9,887  $  10,534
                                                                                               ---------  ---------
                                                                                               ---------  ---------

6. OTHER CURRENT ASSETS

    Included in other current assets is $914,000 and $822,000 of VAT receivables as of December 31, 1997 and 1996, respectively.

7. INCOME TAXES

    PCBV is required to file a separate Netherlands tax return which does not include the operating results of the PTK Companies. Income tax expense consisted of the following:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------
                                                                                       1997        1996         1995
                                                                                     ---------     -----        -----
                                                                                               (IN THOUSANDS)
Netherlands income tax expense.....................................................  $      38   $       9    $  --
Foreign jurisdictions..............................................................        137          12       --
                                                                                     ---------         ---          ---
Income tax expense.................................................................  $     175   $      21    $  --
                                                                                     ---------         ---          ---
                                                                                     ---------         ---          ---

    The majority of the 1997 income tax expense is applicable to one Polish subsidiary which cannot, under Polish tax regulations, utilize the benefit of other subsidiaries' tax loss carryforwards.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

7. INCOME TAXES (CONTINUED)
    The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
                                                                                                    (IN THOUSANDS)
Deferred tax assets:
  Unrealized foreign exchange losses...........................................................  $   4,800  $   3,300
  Accrued expenses.............................................................................        800        300
  Tax loss carryforwards.......................................................................      3,000      1,000
                                                                                                 ---------  ---------
Total deferred tax asset.......................................................................      8,600      4,600
  Less valuation allowance.....................................................................     (8,600)    (4,600)
                                                                                                 ---------  ---------
Net deferred tax assets........................................................................  $  --      $  --
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1997.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997 will be reported in the consolidated statement of operations.

    Tax loss carryforwards can be offset against the PTK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. During 1997, approximately $1,400,000 of net operating loss carryforwards available to the PTK Companies expired.

    At December 31, 1997, the PTK Companies had net operating loss carryforwards of approximately $8,400,000 as of December 31, 1997, which will expire as follows:

                                                                                      (IN
YEARS ENDING DECEMBER 31,                                                         THOUSANDS)
-------------------------------------------------------------------------------  -------------
1998...........................................................................    $   3,700
1999...........................................................................        3,000
2000 and thereafter............................................................        1,700
                                                                                      ------
                                                                                   $   8,400
                                                                                      ------
                                                                                      ------

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

8. NOTES PAYABLE

    In January 1994, the Company signed a $13,500,000 financing agreement with Overseas Private Investment Corporation ("OPIC") of which $8,600,000 was outstanding at December 31, 1995. The loan was repaid in full in 1996. Accordingly, in 1996, the Company recorded an extraordinary loss of $1,713,000 related to the early retirement of debt. The extraordinary loss was comprised of a $147,000 prepayment penalty and a $1,566,000 write-off of deferred financing costs. There was no tax effect of this transaction due to foreign jurisdiction net operating loss carryforwards.

    During 1995, the Company entered into agreements with certain banks for revolving credit loans which were repaid in full during 1996. As at December 31, 1995, $3,070,000 was outstanding under such loans.

    Interest expense relating to these loans was $992,000 and $654,000 for the years ended December 31, 1996 and 1995, respectively.

9. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with entities under common control of the stockholders and affiliated parties. The principal related party transactions are described below.

    NOTES PAYABLE TO AFFILIATE

    Notes payable to affiliate of $134,509,000 and $107,891,000 at December 31, 1997 and 1996, respectively, consists of an unsecured demand note and unpaid interest due to PCI. The notes between PCI and PCBV are revolving credit facilities which call for the borrower to pay 10% interest, payable monthly, on the outstanding principal amount and contain standard events of default for related-party indebtedness. One of these notes becomes due on June 10, 1998, the other is due on June 30, 1999.

    Interest expense of $11,253,000, $7,844,000 and $5,777,000 was incurred by the Company in connection with affiliate borrowings during the years ended December 31, 1997, 1996 and 1995, respectively. Of this expense, $11,253,000, $7,844,000, and $5,139,000 has been added to the loan balance for the years ended December 31, 1997, 1996 and 1995, respectively.

    Using the funds provided in the aforementioned notes between PCI and PCBV, PCBV has entered into a series of 10% grid notes with certain of its subsidiaries. PCBV's intercompany notes have been pledged for the benefit of holders of the publicly-registered PCI notes.

    Pursuant to the PCI Indenture, PCBV is subject to certain restriction, including, without limitation, restriction with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; and
(xi) limitation on lines of business.

    PCI's present intention is not to seek repayment of the aforementioned affiliate notes payable until the Company generates sufficient cash flow or liquidity to support such repayments.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

9. RELATED PARTY TRANSACTIONS (CONTINUED)
    DUE TO AFFILIATE

    Amounts due to affiliate of $14,505,000 and $11,159,000 at December 31, 1997 and 1996, respectively, are non-interest bearing and primarily represent amounts owed to PCI for management fees, purchases and services. Payment of management consulting fees are contingent until such time as net income of the PTK Companies' is sufficient to service the fee.

    SERVICE AND OVERHEAD ALLOCATION AGREEMENTS

    PCI entered into service agreements with PCBV and other of its direct and indirect subsidiaries pursuant to which PCI provides various services, including administrative, technical, managerial, financial, operational and marketing services to each of the subsidiaries and PCBV serves as PCI's agent. PCI also entered into a service agreement, dated December 31, 1995, with PCBV and ETV, whereby PCBV is the principal service provider and PCI acts as agent to PCBV.

    The Service Agreements also typically require the subsidiaries to reimburse PCBV for any reasonable out-of-pocket expenses incurred by PCBV or PCI, acting as agent for PCBV, including salaries and benefits, housing allowances, travel expenses, and equipment supply or other goods costs. The agreements expire December 31, 1998, but will automatically be extended for successive one-year periods unless a party gives notice on or before January 31, in which case the agreement will terminate at the end of the calendar year during which such notice was provided.

    PCI entered into a Corporate Overhead Allocation Agreement dated January 1, 1996 (the "Allocation Agreement") with certain of its direct or indirect subsidiaries, including PCBV. The Allocation Agreement provides that costs incurred by PCI or PCBV, acting as PCI's agent, with regard to the Service Agreements and as otherwise requested by the PTK Companies shall be allocated and charged to particular PTK Companies in the event they are directly attributable to such subsidiaries, and shall otherwise be allocated equally among each of the PTK Companies. With regard to services rendered and costs incurred by subsidiaries for the benefit of some or all of the PTK Companies, which include costs associated with maintaining a central office in Warsaw, legal expenses, expenses relating to governmental relationships and approvals, programming services, accounting, management information systems services, and salaries associated with personnel whose duties clearly benefit other PTK Companies, the Allocation Agreement provides that such expenses shall be allocated between the PTK Companies. The Allocation Agreement terminates on December 31, 1998, but is automatically renewed for successive one-year periods unless at least thirty days written notice of termination is provided by PCI or PCBV or any subsidiary, with respect to itself.

    Pursuant to guidance within SFAS No. 51, "FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES", certain reimbursed overhead costs of $637,000 and $950,000 at December 31, 1997 and 1996, respectively, have been capitalized and are included in investment in cable television system assets. The remaining overhead costs allocated to the Company of $1,470,000, $1,162,000 and $395,000 during the years ended December 31, 1997, 1996 and 1995, respectively, are included in corporate administration and operating expenses.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

9. RELATED PARTY TRANSACTIONS (CONTINUED)
    STOCK OPTION COMPENSATION EXPENSE

    Included in selling, general and administrative expense in 1997 is approximately $4,713,000 of compensation expense related to the difference between the exercise price of certain options issued by @Entertainment, Inc. and their fair market value on the date of grant. Since the executives, to whom the options were issued, spent a portion of their time providing services to the Company, management allocated a portion of the costs to the Company using what management believes is a reasonable method of allocation.

    MANAGEMENT AGREEMENT

    The PTK Companies entered into management consulting agreements with PCI to recommend, advise, and consult the PTK Companies as to design, construction, development, and operation of the cable television systems. The agreements typically provide that the subsidiary will pay to PCI an annual consulting fee of $320,000 when and to the extent that the subsidiary's net income exceeds zero. These contingent management consulting fees payable to PCI are reflected in amounts "due to affiliate" in the accompanying consolidated balance sheets. The management agreements also provide for an initial term ending as of the end of the calendar year during which they became effective, and provide for successive renewals for one-year periods unless the agreement is terminated in writing with at least thirty days notice by either party. Management consulting fees charged to corporate administration expense were $1,440,000, $1,520,000 and $1,280,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

    PROGRAMMING

    An affiliate of PCI provides programming to the PTK Companies. The Company incurred programming fees from this affiliate of $500,000, $412,000 and $186,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms.

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement, which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease. See Note 11 for further detail.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum future lease commitments for the aforementioned leases relate to 1998 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $340,000 for the first six months of 1998.

    Total rental expense associated with the aforementioned operating leases for the years ended December 31, 1997, 1996 and 1995 was $1,094,000, $864,000 and
$655,000, respectively.

    PROGRAMMING COMMITMENTS

    The Company's parent, PCI, has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. All programming agreements are signed between PCI and the third-party programming suppliers, therefore, at December 31, 1997, no future minimum commitment lies with the Company. For the years ended December 31, 1997, 1996 and 1995, the Company incurred programming fees of approximately $1,546,000, $1,685,000 and $1,298,000, respectively, pursuant to these agreements, which are allocated to the Company based on the number of subscribers connected to the system each month.

    REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Polish State Agency for Radiocommunications ("PAR") for several of its cable television systems. If these permits are not obtained, PAR could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company.

    One of the PTK Companies was not able to register several capital increases that were filed in 1995, for an aggregate amount of PLN 2,000,000 (approximately $569,000 at the December 31, 1997 conversion rate). The capital increases were rejected by the relevant Registration Court, and the court's decision was lost on appeal. Since the PTK Company received an in-kind contribution of equipment in respect of the proposed capital increases, the non-recognition of the capital increases by the Polish courts means that the contribution could be treated as income in the hands of the PTK Company. As a result, part or all of the contribution could be subject to corporate income tax of 40%. The PTK Company had enough tax net operating loss in 1995 to offset any additional taxable income resulting from an unfavorable treatment. PCBV has not recorded any amounts related to this in the accompanying consolidated financial statements due to the tax net operating loss and management's belief that this issue will be resolved with no material effect on the consolidated financial position or results of operations of the Company.

    LITIGATION AND CLAIMS

    One of the Company's cable television subsidiaries and four other unrelated Polish cable operators and HBO Polska Sp. z o.o., have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., a subsidiary of Canal+. The primary defendant in the proceedings is HBO Polska Sp. z o.o. which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Radio and Television Act of 1992, as amended, and thereby undertaking an

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) activity constituting an act of unfair competition. The Company does not believe that the final disposition of the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

    From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.

11. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

    USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    LIMITED INSURANCE COVERAGE

    While the Company carries general liability insurance on its properties, like many other operators of cable television systems it does not insure the underground portion of its cable televisions networks. Accordingly, any catastrophe affecting a significant portion of the Company's cable television networks could result in substantial uninsured losses and could have a material adverse effect on the Company.

    YEAR 2000

    In January 1997, the Company's parent developed a plan to deal with the Year 2000 problem to make its computer systems Year 2000 compliant. The plan provides for the Year 2000 related efforts to be completed by the end of 1998. Largely as a result of its high rate of growth over the past few years, the Company, through PCI and @Entertainment has entered into an agreement to purchase a new system to replace its current accounting computer system and an agreement to purchase specialized billing software, for approximately $2,400,000, for the Company's new customer service and billing center. Upon commencement of the installation, management will allocate a portion of the cost of the new system to the Company. The Company has no other significant computer systems. The Company has obtained confirmations from the vendors of the systems indicating that such systems are Year 2000 compliant.

    CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 1997 or 1996. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1997, 1996 AND 1995

12. FOURTH QUARTER RESULTS

    During the fourth quarter of 1997 circumstances came to the attention of management which led to the determination that certain receivable balances from minority interests were not recoverable. The Company has recorded an adjustment to minority interest of approximately $1,284,000 which all related to prior years.

13. SUBSEQUENT EVENTS (UNAUDITED)

    The Company entered into an agreement subsequent to December 31, 1997 to purchase during 1998 certain cable television system assets for approximately $783,000. The acquisition of the fixed assets will be accounted for as fixed asset purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at the dates of acquisition and any excess to goodwill. The acquisition is not expected to have a material effect on the Company's results of operations in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The current directors and executive officers of the Company are:

NAME                                              AGE                              POSITION
---------------------------------------------  ---------  -----------------------------------------------------------
David T. Chase...............................         69  Director

Robert E. Fowler, III........................         39  Chairman of the Board of Directors

Arnold L. Chase..............................         46  Director

Scott A. Lanphere............................         32  Director

Jerzy Z. Swirski.............................         41  Director

Przemys$law A. Szmyt.........................         35  Director

John S. Frelas...............................         47  Chief Financial Officer, Vice President and Treasurer

Dorothy E. Hansberry.........................         45  Vice President and General Counsel of the Company

David Keefe..................................         48  Chief Executive Officer of the Company, Director

George Makowski..............................         43  Chief Operating Officer--Cable Operations of the Company

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

    Information with respect to the business experience and affiliations for the past five years of the current directors and executive officers of the Company is set forth below.

    DAVID T. CHASE has been a director of PCI since its inception in 1990, and was the Chairman of the Board of Directors of PCI from March 1996 until December 1997. Mr. Chase has served as Chairman of the Board of Directors of @Entertainment since May 1997. Since January 1990, Mr. Chase has been a director and President of D. T. Chase Enterprises, Inc. and David T. Chase Enterprises, Inc., a diversified conglomerate with extensive holdings in real estate and previously in media. Mr. Chase has also been on the Supervisory Boards of PTK, S.A., PTK-Warszawa S.A. ("PTK-Warsaw") and PTK-Krakow S.A. ("PTK-Krakow") since December 1992, October 1993, and October 1993, respectively. He is also a director of ACCEL International Corporation ("ACCEL"), an insurance holding company.

    ROBERT E. FOWLER, III has served as Chairman of the Board of Directors of PCI since December 1997, and he served as its Chief Executive Officer from December 1996 to December 1997, its Vice President from August 1993 to December 1996 and its Treasurer from April 1991 to December 1996. Mr. Fowler has served as Chief Executive Officer and as a director of @Entertainment since May 1997. From December 1993 to February 1997, he served as Vice President of D.T. Chase Enterprises, Inc. Mr. Fowler has served as director of Mozaic Entertainment, Inc. (formerly PCI Programming, Inc.) ("Mozaic") since July 1996, and as Chairman of its Board of Directors since December 1996. From July 1996 to December 1996, Mr. Fowler also served as Vice President and Treasurer of Mozaic. From March 1995 to late 1996, Mr. Fowler served as a director of ACCEL. Mr. Fowler has been a Managing Director of PCBV since 1997. Mr. Fowler devoted approximately 35% of his working time to PCI and approximately 65% of his working time to companies that are affiliated with PCI.

    ARNOLD L. CHASE has served as a director of PCI since December 1996. Mr. Chase served as President of the Managing Board of PTK-Warsaw from October, 1993 to September, 1996. Mr. Chase has served as a director of @Entertainment since May 1997. Mr. Chase served as President of the Management Board of PTK-Krakow and PTK-Ryntronik from October 1993 to May 1995, and from October 1993 to December 1994, respectively. Mr. Chase has also served as director and Executive Vice President and as Treasurer of D.T. Chase Enterprises, Inc. since December 1990 and October 1992, respectively. Mr. Chase served PCI as Co-Chairman of the Board of Directors from April 1991 to March 1996 and as its President from October 1992 to March 1996. Mr. Chase was Managing Director of PCBV from March 1990 to May 1996 and President of the Management Board of PTK, S.A., from December 1992 to August 1996. He previously served as Chairman of the Supervisory Board of PTK, S.A. from August 1990 to December 1992. From April 1991 to October 1992, Mr. Chase served as Executive Vice President of PCI. Mr. Chase has been a director of International Bancorp, Inc. (the parent company of First National Bank of New England) since 1985, and has been a director of First National Bank of New England since 1972.

    SCOTT A. LANPHERE has served as a director of PCI since March 1996. He served as a Managing Director of PCBV from May 1996 to October 1997. Mr. Lanphere has served as a director of @Entertainment since May 1997. Mr. Lanphere has been a Director of Investments for Advent International plc since December 1994, and from May 1991 to December 1994 served as an Investment Manager of Advent International plc.

    JERZY Z. SWIRSKI has served as a director of PCI since October 1996. Mr. Swirski has served as a director of @Entertainment since May 1997. Mr. Swirski has served as an Investment Director for Advent International plc since July 1995. From January 1995 to July 1995, Mr. Swirski was a consultant to Enterprise Investors, a Polish equity firm. From 1991 to 1994, he was an officer of E. Wedel S.A., a Polish subsidiary of PepsiCo Foods, International ("Wedel"), and General Manager of Frito-Lay, Poland.

    JOHN S. FRELAS has been the Chief Financial Officer of PCI since September 1996, the Treasurer of PCI since December 1996. Mr. Frelas has served as Chief Financial Officer, Treasurer and Vice President of @Entertainment since May 1997. Mr. Frelas has been the Treasurer of Mozaic since December 1996. From 1995 to 1996, Mr. Frelas was the Chief Financial Officer of Eurofund Management Polska. During 1995, he served as a consultant to the Polish-American Enterprise Fund. From 1972 to 1994, Mr. Frelas worked for PepsiCo Foods International and certain of its subsidiaries, most recently as a Corporate Planning Manager for Hostess Frito-Lay Canada during 1994 and as a Corporate Controller for Wedel from 1992 to 1993.

    DOROTHY E. HANSBERRY has served as Vice President and General Counsel of PCI since January 1998. Since May 1996, Ms. Hansberry has served as the President of Hansberry Consultants, Inc. From July 1997 to January 1998, she worked as an attorney at Dewey Ballantine Sp. z o.o., a Warsaw law firm. From May 1996 to July 1997, Ms. Hansberry was an attorney at Beata Gessel and Partners, a Warsaw law firm, and was of-counsel to Bondurant, Mixson & Elmore, an Atlanta, Georgia law firm. From December 1991 to October 1996, she served as legal advisor to Eastern European anti-monopoly offices. From March 1994 to August 1995, Ms. Hansberry acted as resident legal advisor to the Polish Anti-Monopoly Office. From October 1980 to May 1996, she worked as a senior trial attorney in the Antitrust Division of the U.S. Department of Justice.

    DAVID KEEFE has served as Chief Executive Officer and director of PCI since January 1998. From December 1995 to December 1997, Mr. Keefe was Chief Executive Officer of Kabelkom Hungary, a Hungarian cable company. From January 1994 to December 1995, Mr. Keefe served as Cable Operations Director and a member of the Board of Directors of Wharf Cable, a cable company in Hong Kong.

    GEORGE MAKOWSKI has served as the Chief Operating Officer--Cable Operations of PCI since January 1997. From August 1993 to January 1997, Mr. Makowski was Vice President of Marketing for Ameritech International, Inc. ("Ameritech"). During this time Mr. Makowski also served as Sales and Marketing Director of Centertel, S.A., a division of Ameritech. From 1986 to 1993, Mr. Makowski held various senior management roles within Groupe Bull, S.A.

    PRZEMYS$LAW A. SZMYT served as a director of PCI since December 1997 and as a Vice President and General Counsel of PCI from February 1997 until December 1997. Mr. Szmyt has served as Vice President, General Counsel and Secretary of @Entertainment since May 1997. Mr Szmyt has served as a Managing Director of Sereke Holding B.V. since November 1997 and as a Managing Director of PCBV since November 1997. Since January 1998, Mr. Szmyt has served as a member of the Management Board of DTC Productions Sp. z o.o. Since December 1997, he has served as a member of the Management Board of Wizja TV Sp. z o.o. From September 1995 to February 1997, Mr. Szmyt was a director for Poland of MeesPierson EurAmerica, an investment banking firm and affiliate of MeesPierson N.V., a Dutch merchant bank. From early 1992 to August 1995, Mr. Szmyt was a senior associate at Soltysinski, Kawecki & Szlezak, a law firm in Warsaw. From October 1994 to late 1996, Mr. Szmyt served on the Management Board of Telewizyjna Korporacja Partycypacyjna S.A., a holding company of Canal+ Polska. From November 1995 to July 1996, Mr. Szmyt served as a director of the Management Board of MeesPierson EurAmerica Sp. z o.o.

BOARD OF DIRECTORS

    The Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), provides that seven individuals shall comprise the Board of Directors.

    The By-Laws of the Company (the "By-Laws") provide that, in the absence of their earlier resignation or removal, all Directors will serve until the next annual meeting of shareholders (held the second Wednesday of August of each year) following their election. The By-Laws provide that directors may resign or may be removed (with or without cause) by the vote of stockholders representing at least 61% of the total outstanding voting power. The By-Laws further provide that, except as otherwise required by the laws of the State of New York or the Certificate of Incorporation, vacancies in the Board of Directors shall be filled by the vote of stockholders representing at least 61% of the total outstanding voting power.

    The By-Laws provide that a majority of the entire board, determined without respect to vacancies, constitutes a quorum of the Board of Directors. The By-Laws further provide that the act of a majority of all of the Directors present at a meeting for which there is a quorum shall be the act of the Board of Directors, except as otherwise provided in the By-Laws, in the Certificate of Incorporation or by the New York Business Corporation Law. Without limiting the generality of the foregoing sentence, the By-Laws provide that the affirmative action of four Directors shall be required to approve certain transactions including the Company's annual budget, related party transactions and certain extraordinary transactions. There are no standing committees of the Board of Directors.

    The By-Laws provide for an annual meeting of the Board of Directors immediately following the annual meeting of the shareholders of the Company. Special meetings of the Board of Directors may be called by the Chief Executive Officer, a Vice President or any two directors then in office.

ITEMS REQUIRING SUPERMAJORITY VOTE UNDER THE CERTIFICATE OF INCORPORATION

    The following actions require (i) the affirmative vote of at least six directors, followed by the affirmative vote of the percentage of issued and outstanding capital stock entitled to vote thereon at a meeting of the shareholders as required under the New York Business Corporation Law ("NYBCL"), if such action is required to be submitted to the shareholders under the NYBCL, or (ii) if any such action is not approved by at least six directors, then any such action will require the affirmative vote of at least 65% of the total voting power of the capital stock issued and outstanding and entitled to vote thereon, provided however that if board approval of such action is required under the NYBCL, the action will also require the approval of the Board of Directors at a special meeting of the Board of Directors (and for no purposes other than the approval of actions taken pursuant to this subsection (ii)) for which two-fifths of the total number of directors constitutes a quorum.

    A. A fundamental change in the business of the Company or any subsidiary;

    B. The adoption of, and approval of any modification to, the annual budget of the Company for each fiscal year;

    C. An expenditure, not accounted for in the budget during any fiscal year, in excess of $5 million;

    D. A merger or other business combination or the sale, lease, transfer or other disposition of all or any material portion of the assets;

    E.  Certain encumbrances;

    F.  Related-party transactions;

    G. The issuance by the Company of third-party debt which causes the aggregate of all third party debt to exceed $25 million;

    H. Certain issuances of capital stock;

    I.  The declaration of dividends or other distributions;

    J.  The repurchase or optional redemption of any capital;

    K.  The dissolution or liquidation or voluntary winding-up of the Company;

    L.  Amending the Company's Certificate of Incorporation or By-Laws;

    M. The giving of certain guarantees or indemnities;

    N. The election or removal of the Chief Executive Officer or the Chairman of the Board;

    O. Entering into or modifying a material employment contract;

    P.  A change in the auditors or fiscal year-end of the Company;

    Q. Settling or resolving tax claims in excess of $250,000;

    R. Commencement, prosecution or compromise of material litigation or arbitration proceedings; and

    S. Taking steps to wind-up, dissolve or voluntarily seek the protection of bankruptcy laws.

REMUNERATION OF DIRECTORS

    Directors receive no compensation for attending meetings of the Board of Directors or for serving as a director. Pursuant to the By-Laws, however, Directors are entitled to receive reasonable reimbursement of expenses incidental to attendance at such meetings.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and certain other executive officers of the Company who earned over $100,000 in fiscal 1997, and a former executive officer who would have been one of the most highly compensated executive officers at the end of the fiscal year 1997 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the last three fiscal years, to the extent that those officers were in the employ of the Company. Columns relating to long-term compensation have been omitted from the table as the Company did not have capital stock-related award plans and there has been no compensation arising from long-term incentive plans during the years reflected in the table.

                                                                                          SECURITIES     ALL OTHER
                                               SALARY        BONUS       OTHER ANNUAL     UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR        ($)(1)         ($)      COMPENSATION($)   OPTIONS/SAR        ($)
-------------------------------  ---------  ------------  -----------  ----------------  ------------  -------------
Robert E. Fowler, III .........       1997    337,500       381,250         25,872(3)     1,268,000         --
  Chairman of the Board(2)            1996     66,000        66,000           --              --            --
                                      1995     66,000        66,000           --              --            --
Richard B. Steele(4)...........       1997    207,595         --              --              --          156,000(5)
                                      1996    356,000       250,000           --              --            5,000(6)
                                      1995    356,000         --              --              --            7,500(6)
John S. Frelas ................       1997    155,746       350,000(7)      39,000(8)         --            --
  Chief Financial Officer, Vice       1996     46,153(9)      --             6,000(8)       241,000         --
  President, Treasurer                1995       --           --              --              --            --
George Z. Makowski ............       1997    156,000       175,000(7)      68,400(10)      385,000         --
  Chief Operating Officer-Cable       1996       --           --              --              --            --
                                      1995       --           --              --              --            --
Przemys$law Szmyt .............       1997    146,667        70,000(7)        --            131,000         --
  Director(11)                        1996       --           --              --              --            --
                                      1995       --           --              --              --            --

------------------------

(1) Includes compensation paid by the Company, and in some instances @ Entertainment.

(2) Mr. Fowler served as Chief Executive Officer of the Company until December 1997. David Keefe became Chief Executive Officer of the Company as of January 1998.

(3) Represents amounts paid or reimbursed by the Company for personal travel related expenses.

(4) Mr. Steele was the President of PCI. He resigned on June 23, 1997.

(5) Represents amounts earned as deferred compensation.

(6) Represents portion of 401(k) plan paid pursuant to matching contribution.

(7) Represents one-time bonus paid upon completion of @Entertainment's Initial Public Equity Offering.

(8) Represents amounts paid pursuant to housing allowance.

(9) Represents compensation for partial year of service beginning in September 1996.

(10) Represents amounts paid pursuant to housing and tuition allowances.

(11) Mr. Szmyt served as Vice President and General Counsel of the Company until Decemer 1997. Dorothy Hansberry became Vice President and General Counsel of the Company effective January 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Poland Communication, Inc. is a wholly owned subsidiary of @ Entertainment, Inc.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS

    David T. Chase, a director of the Company, is the father of Arnold L. Chase, a director of the Company. No other family relationship exists between any of the directors and executive officers of the Company.

THE REORGANIZATION

    In June 1997, the Company effected a reorganization (the "Reorganization") to facilitate the development of its D-DTH business and the expansion of its cable television and programming businesses. All the holders of shares of PCI's common stock and @Entertainment entered into a Contribution

Agreement dated at June 22, 1997 (the "Contribution Agreement"). Pursuant to the Contribution Agreement, each holder of shares of PCI's common stock transferred all shares of PCI common stock owned by it to @Entertainment. In addition, ECO transferred all of the outstanding shares of PCI's voting Series B Preferred Stock (the "PCI Series B Preferred Stock") to @Entertainment. All of these transfers (the "Share Exchange") were designed to qualify as a tax-free exchange under section 351 of the Code. Each holder of PCI's common stock received 1,000 shares of Common Stock of @Entertainment in exchange for each share of PCI's common stock transferred by it (the "Capital Adjustment"). ECO also received an equivalent number of shares of @Entertainment's Series B Preferred Stock in exchange for its shares of PCI Series B Preferred Stock. The 2,500 outstanding shares of Series B Preferred Stock automatically converted into 4,862,000 shares of Common Stock of @Entertainment upon the closing of the Initial Public Equity Offering (the "Automatic Conversion").

    On June 20, 1997, PIHLP transferred all the outstanding shares of PCI's Series C Preferred Stock to the Chase Entity. The Chase Entity, ECO and @Entertainment entered into the Purchase Agreement. Pursuant to the Purchase Agreement, @Entertainment purchased all of the outstanding shares of PCI's Series A Preferred Stock and Series C Preferred Stock for cash from ECO and the Chase Entity, respectively, at the closing of the Initial Public Equity Offering (the "Cash Purchases"). The aggregate purchase price of $60.0 million ($40.0 million to ECO and $20.0 million to the Chase Entity) for PCI's Series A Preferred Stock and Series C Preferred Stock equaled the aggregate redemption price of such shares as set forth in PCI's certificate of incorporation. The Cash Purchases were funded with a portion of the net proceeds of the Initial Public Equity Offering.

    In June 1997, certain employment agreements for the executive officers of @Entertainment who were employed by PCI and their employee stock option agreement were assigned to @Entertainment by PCI (the "Assignment"). As part of the Assignment and the Capital Adjustment, the agreements were amended to provide that each option for a share of PCI's common stock was exchanged for an option for 1,000 shares of Common Stock with a proportionate reduction in the exercise price.

PCBV STOCKHOLDERS' AGREEMENT

    PCI holds 92.3% of the issued and outstanding capital stock of PCBV which owns 100% of the issued and outstanding capital stock of each of PTK-Krakow, PTK-Warsaw, and 46.8% of the issued and outstanding capital stock of PTK Operator, as well as approximately 98% of the issued and outstanding capital stock of PTK, S.A.

    The following is a summary of the stockholders' agreement (the "PCBV Stockholders' Agreement") entered into by and among Frank N. Cooper, Reece Communications, Inc., Rutter-Dunn Communications, Inc., and Poland Cablevision U.S.A., Inc. (collectively, the "Minority Stockholders"), PCI, and PCBV on March 8, 1990, as amended. The Minority Stockholders own the 7.7% of outstanding PCBV capital stock that is not owned by PCI. The following summary does not purport to be complete, and it is qualified in its entirety by reference to the PCBV Stockholders' Agreement. The parties to the PCBV Stockholders' Agreement other than PCBV are hereinafter referred to as the "PCBV Stockholders." Shares of the capital stock of PCBV are hereinafter referred to as "PCBV shares."

    The PCBV Stockholders' Agreement protects shareholdings of each Minority Stockholder from dilution, by requiring that the PCBV shares of each Minority Stockholder must continue to represent a constant percentage of the total equity in PCBV and of the total votes to be cast by the PCBV Stockholders on any subject, regardless of changes to the capital structure of PCBV and regardless of any additional equity funds that may be contributed to PCBV by PCI.

    The PCBV Stockholders' Agreement contains restrictions on the PCBV Stockholders' ability to sell, pledge, hypothecate or otherwise transfer or encumber their PCBV shares. In addition, PCBV Stockholders have the right of first refusal to purchase PCBV shares upon the death of an individual PCBV Stockholder, and upon the liquidation, dissolution or other termination of a corporate PCBV Stockholder.

Furthermore, PCI has the right of first refusal to purchase PCBV shares from Minority Stockholders, and the Minority Stockholders have the right of first refusal to purchase PCBV shares from PCI, before such shares can be sold to a third party.

    The PCBV Stockholders' Agreement includes certain limitations on payments that can be paid by PCBV to the PCBV Stockholders. If the managing board of PCBV solicits and receives loans from any of the PCBV Stockholders, the loans cannot bear interest at a rate exceeding 10% per annum.

    Under the PCBV Stockholders' Agreement, PCI has the option to purchase the PCBV shares owned by the Minority Stockholders upon the satisfaction of certain conditions. These conditions involve the number of subscribers obtained by PTK, S.A. in nine specified cities in Poland. On each occasion when the subscriber count in one of these specified cities reaches the number prescribed in the PCBV Stockholders' Agreement, one-ninth of the Minority Stockholders' PCBV shares become available for purchase by PCI for a period of approximately 60 to 90 days. The option periods have expired with respect to a number of the specified cities.

    The PCBV Stockholders' Agreement also includes covenants against competition that limit the ability of each PCBV Stockholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such PCBV Stockholder ceases to be a PCBV Stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the PCBV Stockholders' Agreement, the Minority Stockholders have a claim against 7.7% of the profits and equity of such entities and, under a supplemental agreement, PCI has agreed to share the profits of these entities with the Minority Stockholders on a pro rata basis. In addition, PCI is negotiating to buy, and has made an offer to buy, the outstanding PCBV shares held by the Minority Stockholders.

SERVICE AGREEMENTS

    PCI has entered into service agreements with PCBV and other of its direct and indirect subsidiaries (the "Service Agreements"), including Poltelkab Sp. z o.o. ("Poltelkab"), Telkat Sp. z o.o. ("Telkat"), PTK-Szczecin Sp. z o.o. ("PTK-Szczecin"), PTK-Lublin S.A. ("PTK-Lublin"), ETV Sp. z o.o. ("ETV"), PTK, S.A., PTK-Operator, PTK-Warsaw, and PTK-Krakow, pursuant to which PCI provides various services, including administrative, technical, managerial, financial, operational and marketing services to each of the subsidiaries and PCBV serves as PCI's agent. PCI also entered into a service agreement, dated August 31, 1995, with PCBV and ETV, whereby PCBV is the principal service provider and PCI acts as agent to PCBV (the "ETV Service Agreement"). The services provided under these agreements are intended to enable the subsidiaries to construct, develop, operate and manage cable television systems throughout Poland. Except for the ETV Service Agreement, which requires ETV to pay $18,740 per calendar quarter to PCBV, the Service Agreements provide that the subsidiaries will each pay to PCI or PCBV, as the case may be, a fee of $10,000 per calendar quarter for performing general administrative services, and a commercially reasonable rate for legal, financial and other specific professional services. With the exception of the ETV Service Agreement, if a subsidiary is obligated to pay fees to PCI pursuant to a management agreement (described below), any fee payable under the Service Agreements is waived. The Service Agreements also typically require the subsidiaries to reimburse PCBV for any reasonable out-of-pocket expenses incurred by PCBV or PCI, acting as agent for PCBV, including salaries and benefits, housing allowances, travel expenses, and equipment supply or other goods costs. The agreements expire on December 31, 1998, but will automatically be extended for successive one-year periods unless a party gives notice on or before January 31, in which case the agreement will terminate at the end of the calendar year during which such notice was provided.

MANAGEMENT AGREEMENTS

    PCI entered into management agreements with certain of its direct or indirect subsidiaries, namely Poltelkab, Telkat, PTK-Szczecin, PTK-Lublin, ETV, PTK, S.A., PTK-Operator, PTK-Warsaw, and PTK-Krakow. The agreements typically provide that the subsidiary will pay to PCI an annual consulting fee of $320,000 when and to the extent that the subsidiary's net income exceeds zero and in exchange for organizational and consulting services rendered by PCI. Telkat pays to PCI an annual consulting fee of $160,000. The management agreements also provide for an initial term ending as of the end of the calendar year during which they became effective, and provide for successive renewals for one-year periods unless the agreement is terminated in writing with at least thirty days notice by either party.

CORPORATE OVERHEAD ALLOCATION AGREEMENT

    PCI entered into a Corporate Overhead Allocation Agreement, dated January 1, 1996 (the "Allocation Agreement"), with certain of its direct or indirect subsidiaries, namely PTK, S.A., PTK-Warsaw, PTK-Operator, PTK-Krakow, PTK-Szczecin, PTK-Lublin, ETV, Telkat and Poltelkab (collectively the "PTK Companies"), and PCBV. The Allocation Agreement provides that costs incurred by PCI or PCBV, acting as PCI's agent, with regard to the Service Agreements and as otherwise requested by the PTK Companies shall be allocated and charged to particular PTK Companies in the event they are directly attributable to such subsidiaries, and shall otherwise be allocated equally among each of the PTK Companies. With regard to services rendered and costs incurred by subsidiaries for the benefit of some or all of the PTK Companies, which include costs associated with maintaining a central office in Warsaw, legal expenses, expenses relating to governmental relationships and approvals, programming services, accounting, management information systems services, and salaries associated with personnel whose duties clearly benefit other PTK Companies, the Allocation Agreement provides that such expenses shall be allocated between the PTK Companies. The Allocation Agreement terminates on December 31, 1998, but is automatically renewed for successive one-year periods unless at least thirty days written notice of termination is provided by PCI or PCBV or any subsidiary, with respect to itself.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 EXHIBIT
 NUMBER
---------

 3.1       Certificate of Incorporation of Poland Communications, Inc. (1)
 3.2       By-Laws of Poland Communications, Inc. (1)
 3.3       Amendment to the Certificate of Incorporation of Poland Communications, Inc., filed on
           December 31, 1997.
21         Subsidiaries of the Company
27         Financial Data Schedule

--------------------------

(1) Incorporated by reference into this document from the Exhibits filed with Registration Statement on Form S-4, Registration No. 333-20307.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POLAND COMMUNICATIONS, INC.

                                By:               /s/ DAVID KEEFE
                                     -----------------------------------------
                                                    David Keefe
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR

    In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ DAVID KEEFE
------------------------------  Chief Executive Officer       March 31, 1998
         David Keefe              and Director

                                Chief Financial Officer
      /s/ JOHN S. FRELAS          (Principal Financial and
------------------------------    Principal Accounting        March 31, 1998
        John S. Frelas            Officer)

   /s/ ROBERT E. FOWLER III
------------------------------  Chairman of the Board of      March 31, 1998
     Robert E. Fowler III         Directors

     /s/ ARNOLD L. CHASE
------------------------------  Director                      March 31, 1998
       Arnold L. Chase

      /s/ DAVID T. CHASE
------------------------------  Director                      March 31, 1998
        David T. Chase

    /s/ SCOTT A. LANPHERE
------------------------------  Director                      March 31, 1998
      Scott A. Lanphere

     /s/ JERZY Z. SWIRSKI
------------------------------  Director                      March 31, 1998
       Jerzy Z. Swirski

    /s/ PREMYSLAW A. SZMYT
------------------------------  Director                      March 31, 1998
      Premyslaw A. Szmyt