Form 10-Q
period 1998-03-31
POLAND COMMUNICATIONS INC
filed 1998-05-15
CIK 1031232

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.


                                      OR

       [ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT 1934
       FROM THE TRANSITION PERIOD FROM ______________ TO ______________


                       COMMISSION FILE NUMBER 333-20307

                          POLAND COMMUNICATIONS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

          NEW YORK                                          06-1070447
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation of Organization)                         Identification No.)

     ONE COMMERCIAL PLAZA
    HARTFORD, CONNECTICUT                                     06103
(Address of Principal Executive
         Offices)                                           (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (860) 549-1674

Indicate by check (X) whether the registrant (1) has filed all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes   X      No
                                                  -----       -----

The number of shares outstanding of Poland Communications, Inc.'s common stock as of March 31, 1998, was:

           Common Stock                                         18,948

                          POLAND COMMUNICATIONS, INC.

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

                                                                                                 PAGE NO.
PART I       FINANCIAL INFORMATION
             Item 1.    Financial Statements
                        Poland Communications, Inc.
                                     Consolidated Balance Sheets.................................  4-5
                                     Consolidated Statements of Operations.......................  6
                                     Consolidated Statements of Cash Flows.......................  7

                                     Notes to Consolidated Financial Statements..................  8-10

                        Poland Cablevision (Netherlands) B.V.
                                      Consolidated Balance Sheets................................  11-12
                                      Consolidated Statements of Operations......................  13
                                      Consolidated Statements of Cash Flows......................  14

                                      Notes to Consolidated Financial Statements.................  15-16

             Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations............................. 17-20

             Item 3.    Quantitative and Qualitative Disclosures
                        About Market Risk......................................................... 21

PART II      OTHER INFORMATION

             Item 1.    Legal Proceedings......................................................... 21

             Item 2.    Changes in Securities and Use of Proceeds................................. 21

             Item 3.    Defaults Upon Senior Securities........................................... 21

             Item 4.    Submission of Matters to a Vote of Security Holders....................... 21

             Item 5.    Other Information......................................................... 21

             Item 6.    Exhibits and reports on Form 8-K.......................................... 22

             Signature Page....................................................................... 23


                         POLAND COMMUNICATIONS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                    ASSETS

                                                                          MARCH 31,    DECEMBER 31,
                                                                             1998          1997
                                                                         ----------- --------------
                                                                               (IN THOUSANDS)
Current assets:
 Cash and cash equivalents..............................................  $  19,712      $ 25,750
 Accounts receivable, net of allowances for doubtful accounts of
  $918,000 in 1998 and $766,000 in 1997.................................      2,396         2,120
 Due from affiliate.....................................................      2,524         2,353
 Other current assets...................................................      1,436         2,233
                                                                         ----------- --------------
  Total current assets..................................................     26,068        32,456
                                                                         ----------- --------------
 Property, plant and equipment .........................................
  Cable television system assets........................................    147,893       134,469
  Construction in progress..............................................      2,331         1,904
  Vehicles..............................................................      1,885         2,032
  Other.................................................................      4,463         3,784
                                                                         ----------- --------------
                                                                            156,572       142,189
   Less accumulated depreciation........................................    (37,659)      (33,099)
                                                                         ----------- --------------
   Net property, plant and equipment....................................    118,913       109,090

   Inventories for construction.........................................     10,453         8,153
   Intangibles, net (note 6)............................................     34,693        33,440
   Notes receivable from affiliates (note 7)............................      6,635         6,472
   Investment in affiliated companies...................................         24           172
                                                                         ----------- --------------
   Total assets.........................................................  $ 196,786      $189,783
                                                                         =========== ==============

    See accompanying notes to unaudited consolidated financial statements.

                         POLAND COMMUNICATIONS, INC.
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         MARCH 31,    DECEMBER 31,
                                                                            1998          1997
                                                                        ----------- --------------
                                                                              (IN THOUSANDS)
Current liabilities:
 Accounts payable and accrued expenses.................................   $  9,951      $  5,662
 Accrued interest......................................................      5,385         2,175
 Deferred revenue......................................................      1,189         1,257
 Income taxes payable..................................................      1,388         1,765
 Other current liabilities.............................................        218           733
                                                                        ----------- --------------
   Total current liabilities...........................................     18,131        11,592
Notes payable..........................................................    132,297       130,110
                                                                        ----------- --------------
   Total liabilities...................................................    150,428       141,702
                                                                        ----------- --------------
Minority interest......................................................      4,862         4,713
Redeemable preferred stock (liquidation value $85,000,000; 8,500
 shares authorized, issued and outstanding)............................     40,309        39,149
Commitments and contingencies (note 8) ................................
Stockholders' equity ..................................................
Common stock, $.01 par value, 24,051 shares authorized: 18,948 shares
 issued and outstanding................................................          1             1
 Paid-in capital.......................................................     61,425        62,584
 Cumulative translation adjustment.....................................      2,617            --
 Accumulated deficit...................................................    (62,856)      (58,366)
                                                                        ----------- --------------
  Total stockholders' equity...........................................      1,187         4,219
                                                                        ----------- --------------
  Total liabilities and stockholders' equity...........................   $196,786      $189,783
                                                                        =========== ==============

    See accompanying notes to unaudited consolidated financial statements.

                         POLAND COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31,
                                                    1998        1997
                                                ----------- ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue.......................   $ 12,093    $  7,508

Operating expenses:
 Direct operating expenses.....................      3,742       2,100
 Selling, general and administrative expenses .      4,452       2,811
 Depreciation and amortization.................      4,835       3,450
                                                ----------- ----------
  Total operating expenses.....................     13,029       8,361

  Operating loss...............................       (936)       (853)
Interest and investment income.................        393       1,167
Interest expense...............................     (3,532)     (3,205)
Foreign exchange gain (loss)...................         67        (305)
                                                ----------- ----------
 Loss before income taxes and minority
  interest.....................................     (4,008)     (3,196)

Income tax expense.............................       (333)       (271)
Minority interest..............................       (149)        476
                                                ----------- ----------

 Net loss......................................     (4,490)     (2,991)
Accretion of redeemable preferred stock .......     (1,159)       (980)
                                                ----------- ----------
Net loss applicable to holders of common
 stock.........................................   $ (5,649)   $ (3,971)
                                                =========== ==========

Basic and diluted loss per common shares ......   $(298.13)   $(209.57)
                                                =========== ==========

    See accompanying notes to unaudited consolidated financial statements.


                         POLAND COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ----------------------
                                                                       1998        1997
                                                                    ---------- ----------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
 Net loss..........................................................  $ (4,490)   $(2,991)
 Adjustments to reconcile net loss to net cash provided by/(used
  in) operating activities: .......................................
  Minority interest................................................       149       (476)
  Depreciation and amortization....................................     4,835      3,450
  Amortization of notes payable discount and issue costs ..........       204        204
  Interest income added to notes receivable from affiliates .......      (163)        --
  Changes in operating assets and liabilities:
   Accounts receivable.............................................      (246)       (15)
   Other current assets............................................       893       (696)
   Accounts payable................................................     3,462     (2,498)
   Income taxes payable............................................      (377)      (749)
   Accrued interest................................................     3,210      3,209
   Amounts due to affiliates.......................................      (141)        --
   Deferred revenue................................................       (88)        35
   Other current liabilities.......................................      (515)      (549)
                                                                    ---------- ----------
    Net cash provided by/(used in) operating activities ...........     6,733     (1,076)
                                                                    ---------- ----------
Cash flows from investing activities:
   Construction and purchase of property, plant and equipment .....   (11,795)    (4,867)
   Issuance of notes receivable from affiliates....................        --     (2,412)
   Other investments...............................................        --       (383)
   Purchase of intangibles.........................................      (230)        --
   Purchase of subsidiaries, net of cash received..................      (783)        --
                                                                    ---------- ----------
    Net cash used in investing activities..........................   (12,808)    (7,662)
                                                                    ---------- ----------
Cash flows from financing activities:
   Costs to obtain loans...........................................        --       (107)
   Repayment of notes payable......................................        37       (550)
                                                                    ---------- ----------
    Net cash provided by/(used in) financing activities ...........        37       (657)
                                                                    ---------- ----------

    Net decrease in cash and cash equivalents......................    (6,038)    (9,395)
Cash and cash equivalents at beginning of period...................    25,750     63,483
                                                                    ---------- ----------
Cash and cash equivalents at end of period.........................  $ 19,712    $54,088
                                                                    ========== ==========
Supplemental cash flow information:
   Cash paid for interest..........................................  $     25    $     3
                                                                    ========== ==========
   Cash paid for income taxes......................................  $    176    $ 1,005
                                                                    ========== ==========

    See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and subsidiaries ("PCI" or the "Company") has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the 1997 Annual Report of Form 10-K filed with the SEC (the "1997 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.    RECLASSIFICATIONS

Certain amount have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1998 unaudited consolidated financial statement presentation.

3.    ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive loss differs from net loss applicable to common stockholders only by the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the three-month periods ended March 31, 1998 and 1997 was approximately $1,873,000 and $3,971,000, respectively.

4.    FOREIGN CURRENCY TRANSLATION

Effective January 1, 1998, Poland was no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency basis for its Polish subsidiaries for non-monetary items in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of nonmonetary items into the local currency at current exchange rates.

5.    LOSS PER SHARE

As noted in the 1997 Annual Report, the Company adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for the three-month periods ended March 31, 1998 and 1997.

6.    ACQUISITIONS

During February 1998, the Company acquired approximately 95% of Szczecinska Telewizja Kablowa Sp. z o.o.'s ("SzTK") cable television system assets and subscriber lists for aggregate consideration of approximately $1,574,000. The acquisition was accounted for using the purchase method with the purchase price allocated among the assets and liabilities acquired based upon their fair values at the date of acquisition and any excess to goodwill. The purchase price exceeded the fair value of the net liabilities acquired by approximately $2,041,000. In association with this acquisition, the Company assumed a $2,150,000 loan from Polski Bank Rozwoju S.A. Interest is based on LIBOR for monthly DEM deposits plus 2.5% and is due monthly. The loan is secured by a pledge on real estate owned by housing cooperatives, their bank accounts and insurance policies. The cooperatives' pledge is secured by a claim on PTK Szczecin Sp. z o.o. shares. All advances under the loan must be repaid by December 27, 2002.


7.    NET ASSET TRANSFER


During February 1998, @Entertainment, Inc., the Company's parent, purchased substantially all of the assets and liabilities of one of the Company's subsidiaries including a note payable to the Company for $6,527,000 for consideration of $100. The transfer was accounted for at historical cost in a manner similar to a pooling of interests. The difference between the amount of cash disbursed or the fair value of the liabilities assumed and the historical cost of the net assets acquired, of approximately $3,361,000, was accounted for as a capital transaction (i.e. capital contribution). Prior period financial statements have been restated to reflect the transfer.

8.    COMMITMENTS AND CONTINGENCIES

Programming Commitments

The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. As of March 31, 1998, the Company had a minimum commitment of approximately $432,000 for the remainder of 1998, $576,000 in 1999, $576,000 in 2000, and $96,000 in 2001. For the three months ended March 31, 1998 and 1997 the Company incurred programming fees of approximately $1,720,000 and $821,000, respectively, pursuant to these agreements.

Litigation and Claims

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.

9.   SUBSEQUENT EVENTS

Subsequent to March 31, 1998, the Company entered into agreements to purchase during 1998 certain cable television systems or system assets for an aggregate purchase price of approximately $11,572,000. The acquisitions will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisitions are not expected to have a material effect on the Company's results of operations in 1998.

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                    ASSETS

                                                                         MARCH 31,    DECEMBER 31,
                                                                            1998          1997
                                                                        ----------- --------------
                                                                              (IN THOUSANDS)
Current assets:
 Cash..................................................................   $  3,117      $  4,951
 Accounts receivable, net of allowances of $732,000 in 1998 and
  $608,000 in 1997.....................................................      1,267         1,222
 Other current assets..................................................        805         1,283
                                                                        ----------- --------------
  Total current assets.................................................      5,189         7,456
                                                                        ----------- --------------

Property, plant and equipment
  Cable television system assets.......................................    116,172       108,475
  Construction in progress.............................................        257            --
  Leasehold improvements...............................................        499            --
  Vehicles.............................................................      1,558         1,619
  Other................................................................      3,267         3,246
                                                                        ----------- --------------
                                                                           121,753       113,340
   Less accumulated depreciation.......................................    (30,549)      (27,378)
                                                                        ----------- --------------
   Net property, plant and equipment...................................     91,204        85,962
 Inventories for construction..........................................      7,847         5,887
 Intangibles, net......................................................      9,960         9,887
                                                                        ----------- --------------

          Total assets.................................................   $114,200      $109,192
                                                                        =========== ==============

    See accompanying notes to unaudited consolidated financial statements.

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                           MARCH 31,    DECEMBER 31,
                                                                              1998          1997
                                                                          ----------- --------------
                                                                                (IN THOUSANDS)
Current liabilities:
 Accounts payable and accrued expenses...................................   $  5,308      $  2,574
 Deferred revenue........................................................        539           609
 Other current liabilities...............................................        101            18
                                                                          ----------- --------------
  Total current liabilities..............................................      5,948         3,201

Due to affiliate.........................................................     14,960        14,505
Notes payable to affiliates..............................................    137,549       134,509
                                                                          ----------- --------------
  Total liabilities......................................................    158,457       152,215
                                                                          ----------- --------------

Minority interest........................................................      2,247         2,523

Commitments and contingencies (note 6)...................................

Stockholders' deficiency:
 Capital stock par value, $0.50 par; 200,000 shares authorized, issued
  and outstanding........................................................        100           100
 Paid-in capital.........................................................      4,713         4,713
 Cumulative translation adjustment.......................................      2,042            --
 Accumulated deficit.....................................................    (53,359)      (50,359)
                                                                          ----------- --------------
  Total stockholders' deficiency.........................................    (46,504)      (45,546)
                                                                          ----------- --------------

  Total liabilities and stockholders' deficiency.........................   $114,200      $109,192
                                                                          =========== ==============

    See accompanying notes to unaudited consolidated financial statements.

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                   1998       1997
                                                --------- ----------
                                                (IN THOUSANDS, EXCEPT
                                                   PER SHARE DATA)
Cable television revenue.......................  $ 8,202    $ 6,279

Operating expenses:
 Direct operating expenses.....................    2,541      1,722
 Selling, general and administrative expenses .    2,779      2,152
 Depreciation and amortization.................    3,096      2,716
                                                --------- ----------
  Total operating expenses.....................    8,416      6,590

  Operating loss...............................     (214)      (311)

Interest income................................       28         57
Interest expense...............................   (3,040)    (2,699)
Foreign exchange gain (loss)...................       50       (460)
                                                --------- ----------

 Loss before income taxes and minority
  interest.....................................   (3,176)    (3,413)

Income tax expense.............................     (102)       (49)
Minority interest..............................      278        222
                                                --------- ----------

 Net loss......................................  $(3,000)   $(3,240)
                                                ========= ==========
 Basic and diluted net loss per common share ..  $(15.00)   $(16.20)
                                                ========= ==========

    See accompanying notes to unaudited consolidated financial statements.

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                       1998       1997
                                                                    --------- ----------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
 Net loss..........................................................  $(3,000)   $(3,240)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Minority interest...............................................     (278)      (222)
   Depreciation and amortization...................................    3,096      2,716
   Interest expense added to notes payable to affiliates ..........    3,040      2,727
   Changes in operating assets and liabilities:
    Accounts receivable............................................      (15)        95
    Other current assets...........................................      512        194
    Accounts payable...............................................    2,794        (95)
    Deferred revenue...............................................      (70)       (69)
    Amounts due to affiliates .....................................      175      2,142
    Other current liabilities......................................       83         21
                                                                    --------- ----------
      Net cash provided by operating activities....................    6,337      4,269
                                                                    --------- ----------

Cash flows from investing activities:
 Construction and purchase of property, plant and equipment .......   (7,941)    (5,406)
 Purchase of intangible assets.....................................     (230)        --
                                                                    --------- ----------
  Net cash used in investing activities............................   (8,171)    (5,406)
                                                                    --------- ----------

Cash flows form financing activities:
  Net cash provided by financing activities........................       --         --
                                                                    --------- ----------
  Net decrease in cash.............................................   (1,834)    (1,137)

 Cash at beginning of the period...................................    4,951      7,015
                                                                    --------- ----------

 Cash at end of the period.........................................  $ 3,117    $ 5,878
                                                                    ========= ==========

 Supplemental cash flow information:
  Cash paid for interest...........................................  $    --    $    --
                                                                    ========= ==========
  Cash paid for income taxes.......................................  $    56    $    34
                                                                    ========= ==========

    See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 ("PCI Notes"). The information furnished by PCBV has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of March 31, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in PCI's 1997 Annual Report of Form 10-K filed with the SEC (the "1997 PCI Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.   RECLASSIFICATIONS

Certain amount have been reclassified in the prior period unaudited consolidated financial statements to conform to the 1998 unaudited consolidated financial statement presentation.


3.   ADOPTION OF NEW ACCOUNTING STANDARD

PCBV has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income /(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income /(loss) net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. PCBV's comprehensive loss differs from net loss only by the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the three-month periods ended March 31, 1998 and 1997 was $958,000 and $3,240,000, respectively.

4.    FOREIGN CURRENCY TRANSLATION

Effective January 1, 1998, Poland was no longer deemed to be a highly inflationary economy. In accordance with this change, PCBV established a new functional currency basis for its Polish subsidiaries for non-monetary items in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of nonmonetary items into the local currency at current exchange rates.

5.    LOSS PER SHARE

As noted in the 1997 PCI Annual Report, the Company adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for the three-month periods ended March 31, 1998 and 1997.

6.    SUBSEQUENT EVENTS

Subsequent to March 31, 1998, PCBV entered into an agreement to purchase during 1998 certain cable television system assets for an aggregate purchase price of approximately $972,000. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets based upon their estimated fair values and any excess to goodwill. The acquisition is not expected to have a material effect on the Company's results of operations in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company. The following discussion contains certain forward-looking statements that involve risks and uncertainties including without limitation those related to the consummation of pending and future acquisitions. The Company's actual future results could differ materially from those discussed herein.

OVERVIEW

Substantially all of the Company's revenue has been derived from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic tiers of cable service. At March 31, 1998 approximately 76% of the Company's subscribers received the Company's basic tier. During the three months ended March 31, 1998, approximately 93% of the Company's revenue was derived from monthly subscription fees compared to approximately 85% during the three months ended March 31, 1997.

When the Company began operations in 1990, revenue from installation fees exceeded revenue from monthly subscription fees because of the significant number of new installations and the high amount of the installation fees relative to the small existing subscriber base. As the Company's cable subscriber base has grown, aggregate monthly subscription revenue has increased and installation fees has decreased as a percentage of total revenue. The Company expects that installation fees will continue to constitute a declining portion of the Company's revenue.

The Company has experienced low churn rates since its inception. The Company's annual churn rates have historically averaged less than 10%. The Company's churn rates for the first three months ended March 31, 1997 and 1998 were 2.3% and 3.3%, respectively. The Company believes that its churn rates are low because of the Company's customer care program, the high technical quality of its networks and desirable program offerings. In addition, the Company benefits from a shortage of housing in Poland that results in low move-related churn.

The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, which commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. Dollar terms.

     On April 17, 1998 the Company signed a binding letter of intent with Telewizyna Korporacja Partycypacyjna ("TKP"), the parent company of Canal + Polska, to form a joint venture for the purpose of bringing together @ Entertainment's Wizja TV programming service and the Canal + Polska premium pay television channel and providing for the joint development and operation of a D-DTH television service in Poland. The transactions described in the letter of intent (the "LOI") are subject to regulatory approvals by Polish governmental agencies as well as the execution of certain definitive agreements. The LOI contains a standstill provision whereby neither party may, for a period of 45 days after the execution of the LOI, launch any digital pay television service. Pursuant to the LOI, @ Entertainment postponed its launch of Wizja TV, which originally was scheduled to occur in April 1998, and the parties intend to schedule the launch of a combined D-DTH Service for September 1998 under the Wizja + brand name.

     Under the terms of the LOI, DTC Productions Sp. z.o.o. ("DTC"), a Polish subsidiary of @ Entertainment, will purchase a 40% fully diluted ownership interest in TKP for approximately $112,000,000. Concurrently, TKP will purchase substantially all of the D-DTH assets of @ Entertainment for approximately $38,000 and will assume substantially all of @ Entertainment's contracts and obligations related to its D-DTH operations. At closing, DTC and Canal + S.A. would each own 40% of TKP, which would own the new digital platform and Canal + Polska, and the remaining 20% would be held by third parties (the "Joint Venture transaction"). The company will retain ownership of 100% of its cable business as well as 100% ownership of certain of its programming assets.

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

The Company generated an operating loss of $0.9 million for each of the three months ended March 31, 1997 and 1998.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO  THREE MONTHS ENDED
MARCH 31, 1997

CABLE TELEVISION REVENUE. Revenue increased $4.6 million or 61.3% from $7.5 million for the three months ended March 31, 1997 to $12.1 million for the three months ended March 31, 1998. This increase was primarily attributable to a 39.7% increase in the number of basic subscribers from approximately 484,000 at March 31, 1997 to approximately 676,000 at March 31, 1998, as well as an increase in monthly subscription rates. Approximately 68% of the increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 85.4% and 93.3% of cable television revenue for the three months ended March 31, 1997 and 1998, respectively. Installation fee revenue for the three months ended March 31, 1998 decreased by 41.1% compared to corresponding period in 1997, from $776,000 to $457,000. During the three months ended March 31, 1998, the Company generated approximately $0.8 million of additional premium subscription revenue and approximately $20,000 of additional premium channel installation revenue as a result of providing the HBO pay movie channel to cable subscribers.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $1.6 million, or 76.2%, from $2.1 million for the three months ended March 31, 1997 to $ 3.7 million for the three months ended March 31, 1998, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's networks and standards as well as the increased size of the Company's cable television system. Direct operating expenses increased from 28.0% of revenues for the three months ended March 31, 1997 to 30.6% of revenues for the three months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.7 million or 60.7% from $2.8 million for the three months ended March 31, 1997 to $4.5 million for the three months ended March 31, 1998. A portion of this increase was attributable to an increase in sales and marketing expenses incurred in newly acquired networks and costs associated with the agreement relating to sale of advertising on Atomic TV. Compensation expense also increased as the Company has established a management team of senior executives who have significant experience in the cable television and programming businesses.

As a percentage of revenue, selling, general and administrative expenses decreased from 37.3% for the three months ended March 31, 1997 to approximately 37.2% for the three months ended March 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.3 million, or 40.1%, from $3.5 million for the three months ended March 31, 1997 to $4.8 million for the three months ended March 31, 1998, principally as a result of depreciation and amortization of additional cable television systems and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues decreased from 46.0% for the three months ended March 31, 1997 to 39.9% for the three months ended March 31, 1998.

INTEREST EXPENSE. Interest expense increased $ 0.3 million, or 9.4%, from $3.2 million for the three months ended March 31, 1997 to $3.5 million for the three months ended March 31, 1998. The increase is a result of new loans assumed by the Company from its acquisition of two subsidiaries subsequent to March 31, 199[8] and due to the new method of computation of interest on bonds.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.8 million, or 66.7%, from $1.2 million for the three months ended March 31, 1997 to $0.4 million for the three months ended March 31, 1998, primarily due to the reduction in the level of cash used to fund the Company's operations.

FOREIGN EXCHANGE GAIN /(LOSS). For the three months ended March 31, 1998, foreign exchange gain amounted to $67,000 as compared to a foreign exchange loss of $0.3 million for the three months ended March 31, 1997, primarily due to the devaluation of the U.S. dollar against the Polish zloty.

MINORITY INTEREST. Minority interest expense was $0.1 million for the three months ended March 31, 1998, compared to minority interest income of $0.5 million for the three months ended March 31, 1997.

NET LOSS. For the three months ended March 31, 1997 and the three months ended March 31, 1998, the Company had net losses of $3.0 million and $4.5 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $4.0 million for the three months ended March 31, 1997 to $5.6 million for the three months ended March 31, 1998 due to the accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's former principal stockholders, including Polish Investments Holding L.P. ("PIHLP"), the Cheryl Anne Chase Marital Trust ("CAC Trust"), certain members of David T. Chase's family and family trusts (the "Chase Family") (collectively the "Chase Entities") and ECO Holdings III Limited Partnership ("ECO"), who became principal stockholders of @ Entertainment. pursuant to the Reorganization (as defined herein) (the "Former Principal Stockholders"), (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of senior debt notes by the Company (the "Notes"). The Company had positive cash flows from operating activities in 1995 and 1996 of $3.8 million and $6.1 million, respectively, primarily due to the increase of cash received from subscribers and the deferral of the payment of interest expense. The Company had negative cash flows from operating activities for the three months ended March 31, 1997 of $1.1 million, due to the Company's net loss. For the three months ended March 31, 1998 the Company had net positive cash flow from operating activities of $6.7 million primiarly due to an increase in monthly subscription rates and operating efficiencies.

The Company had negative cash flows from operating activities for the year ended December 31, 1997 of $13.3 million. The significant improvement in the first quarter of 1998 is primarily due to management's increased focus on operating allowances and the timing of bond interest payments.

Cash used for the purchase and build-out of the Company's cable television networks was $16.7 million, $26.6 million, $34.4 million, $4.9 million and $11.8 million in 1995, 1996, 1997 and the three months ended March 31, 1997 and 1998, respectively. The increase in the first quarter of 1998 compared to the same period in 1997 is due to the build-out and upgrade of recently acquired networks and subsidiaries.

Cash used for the acquisition of subsidiaries, net of cash received, was $4.1 million, $13.3 million, $18.0 million and $0.8 million in 1995, 1996, 1997 and the three months ended March 31, 1998, respectively. The Company spent approximately $1.2 million, $3.9 million, $5.9 million and $0.6 million million in 1995, 1996, 1997 and the three months ended March 31, 1998 respectively, to upgrade major acquired networks to meet PCI's technical standards.

The Company entered into agreements subsequent to March 31, 1998 to purchase certain cable television systems or system assets for an aggregate purchase price of approximately $11.6 million.

Since the commencement of its operations in 1990, the Company has required external funds to finance the build-out of its existing networks and to finance acquisitions of new cable television networks. The Company had relied on the equity investments and loans from stockholders and their affiliates and borrowings under available credit facilities to provide the funding for these activities. The Company does not expect that its former stockholders and their affiliates will continue to make capital contributions and loans to the Company. There can be no assurance that @Entertainment will make capital contributions and loans to the Company.

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

The Company is dependent on obtaining new financing to achieve this business strategy. If @ Entertainment is not successful in obtaining additional financing or does not make such financing available to the Company, the Company will be required to reduce the scope of its presently anticipated expansion of operations, reduce capital and operating expenditures and as a result the business results of operations and prospects of the Company could be adversely affected. Management believes that cash on hand and cash from operations will be sufficient to fund its reduced plan for the next twelve months assuming the Company is not successful in receiving additional funds and, accordingly, considers it appropriate to prepare the consolidated financial statements on a going concern basis.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 27% in 1995, approximately 20% in 1996 and to approximately 14.9% in 1997. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991, although the zloty/dollar exchange rate has increased in the three months ended March 31, 1998. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

Substantially all of the Company's debt obligations and certain of the Company's operating expenses and capital expenditure are denominated in or indexed to U.S. Dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. Dollar that the Company is unable to offset through price adjustments will require the Company to use a larger portion of its revenues to service its U.S. Dollar-denominated obligations. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, it is unlikely that the Company will be able to obtain hedging arrangements on commercially satisfactory terms. Accordingly, shifts in currency exchange rates may have an adverse effect on the ability of the Company to service its U.S. Dollar-denominated obligations and, thus, on the Company's financial condition and results of operations.

YEAR 2000 COMPLIANCE

In January 1997, the Company developed a plan to deal with the Year 2000 problem and to make its computer systems Year 2000 complaint. The Company's plan provides for the Year 2000 related efforts to be completed by the end of 1998. Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting computer system and an agreement to purchase specialized billing software for the Company?s new customer service and billing center. The Company has no other significant computer systems. The total cost of the purchases for @ Entertainment, PCI and their subsidiaries is estimated to be approximately $2,400,000. The Company has obtained confirmations from the vendors of the systems indicating that such systems are Year 2000 complaint.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION:
        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits
             Exhibit 27 - Financial Data Schedule

(b)          Reports on Form 8-K
             The Company did not file any reports on Form 8-K during the first quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POLAND COMMUNICATIONS, INC.
                                 By: /s/ David Keefe
                                 David Keefe
                                 Chief Executive Officer and Director

                                 By: /s/ John S. Frelas
                                 John S. Frelas
                                 Chief Financial Officer and Treasurer

Date:  May 15, 1998

27