Form 10-Q
period 1998-06-30
POLAND COMMUNICATIONS INC
filed 1998-08-14
CIK 1031232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


                                       OR

        / / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT 1934
        FROM THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER 333-20307

                           POLAND COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              NEW YORK                                   06-1070447
   (State or Other Jurisdiction of                      (IRS Employer
    Incorporation of Organization)                    Identification No.)

        ONE COMMERCIAL PLAZA
        HARTFORD, CONNECTICUT                               06103

(Address of Principal Executive Officers)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (860) 549-1674

Indicate by check (X) whether the registrant (1) has filed all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes__X__ No __________

The number of shares outstanding of Poland Communications, Inc.'s common stock as of June 30, 1998, was:

        Common Stock                                         18,948

                           POLAND COMMUNICATIONS, INC.

                                 FORM 10-Q INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                                                                             PAGE NO.
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Poland Communications, Inc.
                                 Consolidated Balance Sheets.................................  3-4
                                 Consolidated Statements of Operations.......................  5
                                 Consolidated Statements of Cash Flows......................   6

                                 Notes to Consolidated Financial Statements..................  7-8

                    Poland Cablevision (Netherlands) B.V.
                                  Consolidated Balance Sheets................................  9-10
                                  Consolidated Statements of Operations......................  11
                                  Consolidated Statements of Cash Flows......................  12

                                  Notes to Consolidated Financial Statements.................  13-14

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................. 15-20

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk......................................................... 21

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings......................................................... 22

         Item 2.    Changes in Securities and Use of Proceeds................................. 22

         Item 3.    Defaults Upon Senior Securities........................................... 22

         Item 4.    Submission of Matters to a Vote of Security Holders....................... 22

         Item 5.    Other Information......................................................... 22

         Item 6.    Exhibits and reports on Form 8-K.......................................... 22

         Signature Page....................................................................... 23


                                POLAND COMMUNICATIONS, INC.
                                CONSOLIDATED BALANCE SHEETS

                                        (UNAUDITED)

                                           ASSETS


                                                            June 30,         December 31,
                                                              1998              1997
                                                            --------         ------------
                                                                  (in thousands)

Current assets:
   Cash and cash equivalents                                $   3,552           $  25,750
   Accounts receivable, not of allowances for doubtful
     accounts $1,153,000 in 1998 and $766,000 in 1997           2,754               2,120
   Due from affiliate                                           3,351               2,353
   Other current assets                                         8,174               2,233
                                                            ---------           ---------
     Total current assets                                      17,831              32,456
                                                            ---------           ---------

Property, plant and equipment:
   Cable television system assets                             155,132             134,456
   Construction in progress                                     4,537               1,904
   Vehicles                                                     1,976               2,032
   Other                                                        5,479               3,784
                                                            ---------           ---------
                                                              167,124             142,189
     Less accumulated depreciation                            (40,690)            (33,099)
                                                            ---------           ---------
     Net property, plant and equipment                        126,434             109,090

Inventories for construction                                   10,704               8,153
Intangibles, net                                               32,983              33,440
Notes receivable from affiliates                                7,233               6,472
Investment in affiliated companies                                141                 172
                                                            ---------           ---------
     Total assets                                           $ 195,326           $ 189,783
                                                            ---------           ---------
                                                            ---------           ---------



          See accompanying notes to unaudited consolidated financial statements.

                                POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                        (UNAUDITED)

                       LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY



                                                                      June 30,            December 31,
                                                                        1998                  1997
                                                                      --------            ------------
                                                                             (in thousands)
Current liabilities:
     Accounts payable and accrued expenses                           $ 11,939               $  5,662
     Accrued interest                                                   2,175                  2,175
     Deferred revenue                                                     925                  1,257
     Income taxes payable                                               2,441                  1,765
     Other current liabilities                                            388                    733
                                                                     --------               --------
          Total current liabilities                                    17,868                 11,592

Notes payable (note 8)                                                138,728                130,110
                                                                     --------               --------
          Total liabilities                                           156,596                141,702
                                                                     --------               --------

Minority interest                                                       4,920                  4,713

Redeemable preferred stock (liquidation value $85,000,000;
  8,500 shares authorized, issued and outstanding)                     41,467                 39,149

Commitments and contingencies (note 9)

Stockholders' (deficiency)/equity
     Common stock, $.01 par value, 24,051 shares authorized; 18,948
        shares issued and outstanding                                       1                      1
     Paid-in capital                                                   60,267                 62,584
     Cumulative translation adjustment                                  1,351                      -
     Accumulated deficit                                              (69,276)               (58,366)
                                                                     ---------              --------
         Total stockholders'(deficiency)/equity                        (7,657)                 4,219
                                                                     ---------              --------

         Total liabilities and stockholders' (deficiency)/equity      $195,326              $189,783
                                                                     ---------              --------
                                                                     ---------              --------


          See accompanying notes to unaudited consolidated financial statements.

                    POLAND COMMUNICATION, INC.
                 CONSOLIDATED STATEMENTS OF OPERATION

                           (UNAUDITED)


                                                           Three months ended June 30,               Six months ended June 30,
                                                           ---------------------------               --------------------------
                                                              1998             1997                     1998            1997

                                                           ----------       ----------               ----------      ----------
                                                                            (in thousands, except per share data)
Cable television revenue                                   $   12,478         $   8,776              $   24,571      $   16,284

Operating expenses:

  Direct opening expenses                                       5,791             2,263                   9,533           4,363

  Selling general and administrative expenses                   4,206            11,252                   8,658          14,063

  Depreciation and amortization                                 5,085             3,069                   9,920           6,519
                                                           -----------        ----------             ------------    -----------
    Total operating expenses                                   15,082            16,584                  28,111          24,945
                                                           -----------        ----------             ------------    -----------
    Operating loss                                             (2,604)           (7,808)                 (3,540)         (8,661)

Interest and investment income                                    310               863                      703          2,030

Interest expense                                               (3,538)           (4,382)                  (7,070)        (7,587)

Foreign exchange loss                                            (301)             (117)                    (234)          (422)
                                                           -----------        ----------             ------------    -----------

  Loss before income taxes and
  minority interest                                            (6,133)          (11,444)                 (10,141)       (14,640)

Income tax (expense)/benefit                                     (229)              159                     (562)          (112)
Minority interest                                                 (58)            2,123                     (207)         2,599
                                                           -----------        ----------             ------------    -----------


  Net loss                                                     (6,420)           (9,162)                 (10,910)       (12,153)


Accretion of redeemable preferred stock                        (1,159)           (1,048)                  (2,318)        (2,028)
                                                           -----------        ----------             ------------    -----------

Net loss aplicable to holders of common stock              $   (7,579)        $ (10,210)             $   (13,228)    $  (14,181)
                                                           -----------        ----------             ------------    -----------
                                                           -----------        ----------             ------------    -----------

Basic an diluted loss per common share                     $  (399.99)        $ (538.84)             $   (698.12)    $  (748.42)
                                                           -----------        ----------             ------------    -----------
                                                           -----------        ----------             ------------    -----------




        See accompanying notes to unaudited consolidated financial statements.

                                POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                             Six months ended June 30,
                                                                             ------------------------
                                                                              1998               1997
                                                                              ----               ----
                                                                                  (in thousands)

Cash flows from operating activities:
     Net loss                                                              $ (10,910)         $ (12,153)
     Adjustment to reconcile net loss to
      net cash used in operating activities:
         Minority interest                                                       207             (2,599)
         Depreciation and amortization                                         9,920              6,519
         Non-cash stock option compensation expense                              -                7,444
         Changes in operating assets and liabilities:
            Accounts receivable                                                 (634)              (272)
            Other current assets                                              (5,852)             1,252
            Accounts payable                                                   5,685             (2,067)
            Accrued interest                                                     -                1,070
            Amounts due to affiliates                                           (998)              (191)
            Deferred revenue                                                    (346)              (223)
            Income taxes payable                                                 676               (971)
            Other current liabilities                                           (345)            (1,133)
                                                                             --------           --------
               Net cash used in operating activities                          (2,597)            (3,324)
                                                                             --------           --------
Cash flows from investing activities:
            Construction and purchase of property, plant and equipment       (24,497)           (14,463)
            Proceeds from sale of investment securities                          -               25,669
            Other investments                                                     21             (1,221)
            Notes receivable from affiliate                                     (761)            (9,060)
            Purchase of intangibles                                              (49)               -
            Purchase of subsidiaries, net of cash received                      (783)           (10,976)
                                                                             --------           --------
               Net cash used in investing activities                          (26,069)           (10,051)
                                                                             --------           --------
Cash flows from financing activities:
            Proceeds from notes payable                                         6,500             2,200
            Costs to obtain loans                                                -               (1,275)
            Repayments to affiliates                                             -                3,224
            Repayment of notes payable                                           (32)              (562)
                                                                             --------           ---------
               Net cash provided by financing activities                       6,468              3,587
                                                                             --------           ---------
               Net decrease in cash and cash equivalents                     (22,198)            (9,788)
Cash and cash equivalents at beginning of period                              25,750             63,483
                                                                             --------           ---------
Cash and cash equivalents at end of period                                  $  3,552          $  53,695
                                                                             --------           ---------
                                                                             --------           ---------
Supplemental cash flow information:
            Cash paid for interest                                            $6,476             $6,619
                                                                             --------           ---------
                                                                             --------           ---------
            Cash paid for income taxes                                          $395             $1,132
                                                                             --------           ---------
                                                                             --------           ---------



         See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and subsidiaries ("PCI" or the "Company") has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the SEC (the "1997 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.


RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1998 unaudited consolidated financial statement presentation.

3.    ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive loss differs from net loss applicable to common stockholders only by the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the six-month periods ended June 30, 1998 and 1997 was approximately $11,877,000 and $14,181,000, respectively.

4.    FOREIGN CURRENCY TRANSLATION

Effective January 1, 1998, Poland was no longer deemed to have a highly inflationary economy. In accordance with this change, the Company established a new functional currency basis for its Polish subsidiaries for non-monetary items in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates.


5.    LOSS PER SHARE

As noted in the 1997 Annual Report, the Company adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for both the three-month and the six-month periods ended June 30, 1998 and 1997.

6.    ACQUISITION

On April 6, 1998, a subsidiary of the Company acquired certain cable television assets of Tekaso Telewizja Kablowa for an aggregate consideration of approximately $972,000. The acquisition was accounted for using the purchase method with the purchase price allocated among the assets acquired based upon their fair values at the date of acquisition and any excess to goodwill. The purchase price did not materially exceed the fair value of the assets acquired.


7.    RELATED PARTY TRANSACTION

On June 3, 1998, the Company signed an agreement with Sereke Holding B.V. ("Sereke"), a subsidiary of @Entertainment, Inc., the Company's parent, under which PCI will pay Sereke a fee of $3.50 per cable subscriber per month for the procurement and delivery of third party programming. PCI paid Sereke approximately $8,300,000 under this agreement relating to the period from June 1,1998 to September 30, 1998. As such, the portion of the payment relating to the third quarter of 1998 of $6,711,000 is reported as other current assets at June 30, 1998.

8.    CREDIT FACILITY

On June 9, 1998, the Company drew down on its credit facility with American Bank in Poland S.A. (the "AmerBank Credit Facility") for the full amount of $6,500,000. The AmerBank Credit Facility is secured by a pledge of the shares of certain subsidiaries of the Company and all advances must be repaid by August 30, 1999. Interest is based on LIBOR plus 3% and is due quarterly.

9.    COMMITMENTS AND CONTINGENCIES

Programming Commitments
-----------------------
The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. At June 30, 1998, the Company had a minimum commitment under such agreements of approximately $288,000 for the remainder of 1998, $576,000 in 1999, $576,000 in 2000, and $96,000 in 2001 and thereafter. For the six months ended June 30, 1998 and 1997 the Company incurred programming fees of approximately $3,684,000 and $1,729,000 respectively, pursuant to these agreements.

Litigation and Claims
---------------------
From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.


10.   SUBSEQUENT EVENTS

Subsequent to June 30, 1998, the Company's parent, @ Entertainment, Inc., purchased the remaining minority interest in a subsidiary of the Company for aggregate consideration of $10.6 million.

                             POLAND CABLEVISION (NETHERLANDS) B.V.
                                  CONSOLIDATED BALANCE SHEETS

                                           (UNAUDITED)

                                             ASSETS


                                                                       June 30,         December 31,
                                                                         1998                1997
                                                                       --------        -------------
                                                                                (in thousands)

Current assets:
     Cash                                                              $  1,808             $   4,951
     Accounts receivable, net of allowances of $751,000 in 1998
       and $608,000 in 1997                                               1,710                 1,222
     Other current assets
       Total current assets                                                 913                 1,283
                                                                       ---------           ----------
                                                                          4,431                 7,456
                                                                       ---------           ----------
     Property, plant and equipment:
       Cable television system assets                                   123,048               108,475
       Construction in progress                                           1,800                   -
       Vehicles                                                           1,637                 1,619
       Other                                                              4,647                 3,246
                                                                       ---------           ----------
                                                                        131,132               113,340
           Less accumulated depreciation                                (33,180)              (27,378)
                                                                       ---------           ----------
           Net property, plant and equipment                             97,952                85,962

     Inventories for construction                                         7,864                 5,887
     Intangibles, net                                                     9,480                 9,887
                                                                       --------            ----------

                Total assets                                          $ 119,727             $ 109,192
                                                                       --------            ----------
                                                                       --------            ----------


        See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                          June 30,     December 31,
                                                            1998           1997
                                                        ------------  --------------
                                                              (in thousands)
Current liabilities:
    Accounts payable and accrued expenses               $   7,975        $   2,574
    Deferred revenue                                          402              609
    Other current liabilities                                 288               18
                                                        ----------       ----------
        Total current liabilities                           8,665            3,201

Due to affiliate                                           17,061           14,505
Notes payable to affiliates                               145,084          134,509
                                                        ----------       ----------
        Total liabilities                                 170,810          152,215
                                                        ----------       ----------

Minority interest                                           1,319            2,523

Stockholders' deficiency:
    Capital stock par value, $0.50 par; 200,000 shares
        authorized, issued and outstanding                    100              100
    Paid-in capital                                         4,662            4,713
    Cumulative translation adjustment                       1,057                -
    Accumulated deficit                                   (58,221)         (50,359)
                                                        ----------       ----------
        Total stockholders' deficiency                    (52,402)         (45,546)
                                                        ----------       ----------

        Total liabilities and stockholders' deficiency   $ 119,727        $ 109,192
                                                        ----------       ----------
                                                        ----------       ----------


             See accompany notes to unaudited consolidated financial statements.

                          POLAND CABLEVISION (NETHERLANDS) B.V.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (UNAUDITED)

                                                        Three months ended June 30,   Six months ended June 30,
                                                        ---------------------------  ---------------------------
                                                             1998         1997            1998         1997
                                                        ------------- -------------  ------------- -------------
                                                                 (in thousands, except per share data)
Cable television revenue                                 $    8,525    $    7,101     $   16,727    $   13,380

Operating expenses:
 Direct operating expenses                                    4,159         1,813          6,700         3,535
 Selling, general and administrative expenses                 3,715         6,097          6,494         8,249
 Depreciation and amortization                                3,218         2,205          6,314         4,921
                                                        ------------- -------------  ------------- -------------
  Total operating expenses                                   11,092        10,115         19,508        16,705
                                                        ------------- -------------  ------------- -------------

  Operating loss                                             (2,567)       (3,014)        (2,781)       (3,325)

Interest income                                                  46            33             74            90
Interest expense                                             (3,204)       (2,711)        (6,244)       (5,410)
Foreign exchange gain (loss)                                     42          (315)            92          (775)
                                                        ------------- -------------  ------------- -------------
  Loss before income taxes and minority interest             (5,683)       (6,007)        (8,859)       (9,420)

Income tax expense                                             (107)          (56)          (209)         (105)
Minority interest                                               928           539          1,206           761
                                                        ------------- -------------  ------------- -------------
  Net loss                                               $   (4,862)   $   (5,524)    $   (7,862)   $   (8,764)
                                                        ------------- -------------  ------------- -------------
                                                        ------------- -------------  ------------- -------------
  Basic and diluted net loss per common share            $   (24.31)   $   (27.62)    $   (39.31)   $   (43.82)
                                                        ------------- -------------  ------------- -------------
                                                        ------------- -------------  ------------- -------------




    See accompanying notes to unaudited consolidated financial statements.

                    POLAND CABLEVISION (NETHERLANDS) B.V.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)



                                                                     Six months ended June 30,
                                                                  ------------------------------
                                                                       1998             1997
                                                                  -------------      -----------
                                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                                       $   (7,862)        $   (8,764)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
   Minority interest                                                  (1,206)              (761)
    Depreciation and amortization                                       6,314             4,921
    Interest expense added to notes payable
     to affiliates                                                      6,237             5,438
    Changes in operating assets and liabilities:
     Accounts receivable                                                 (488)               83
     Other current assets                                                 385              (149)
     Accounts payable                                                   5,401              (233)
     Deferred revenue                                                    (207)             (407)
     Amounts due to affiliates                                          2,488             7,389
     Other current liabilities                                            270                80
                                                                   ----------          ---------
      Net cash provided by operating activities                        11,332             7,597
                                                                   ----------          ---------

Cash flows from investing activities:
   Construction and purchase of property, plant and equipment         (18,713)          (12,102)
   Purchase of intangible assets                                          (49)             (691)
   Other investments                                                     --                (115)
                                                                   ----------           --------
    Net cash used in investing activities                             (18,762)          (12,908)
                                                                   ----------          ---------

Cash flows from financing activities:
    Proceeds from borrowings from affiliates                             4,338             2,200
    Dividend to parent                                                     (51)             --
                                                                   -----------           -------
   Net cash provided by financing activities                             4,287             2,200
                                                                   -----------           -------
   Net decrease in cash                                                 (3,143)           (3,111)
  Cash at beginning of the period                                        4,951             7,015
                                                                   -----------           --------
  Cash at end of the period                                        $     1,808           $ 3,904
                                                                   -----------           --------
                                                                   -----------           --------

Supplemental cash flow information:
   Cash paid for interest                                          $        57           $   140
                                                                   -----------           --------
                                                                   -----------           --------
   Cash paid for income taxes                                      $       177           $   104
                                                                   -----------           --------
                                                                   -----------           --------




    See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. and subsidiaries ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003 (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of June 30, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in PCI's 1997 Annual Report on Form 10-K filed with the SEC (the "1997 PCI Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

  RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1998 unaudited consolidated financial statement presentation.

3.   ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. PCBV's comprehensive loss differs from net loss only by the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the six-month periods ended June 30, 1998 and 1997 was $6,805,000 and $8,764,000, respectively.

4.    FOREIGN CURRENCY TRANSLATION

Effective January 1, 1998, Poland was no longer deemed to have a highly inflationary economy. In accordance with this change, the Company established a new functional currency basis for its Polish subsidiaries for non-monetary items in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates.

5.    LOSS PER SHARE

As noted in the 1997 PCI Annual Report, the Company adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for both the three-month and the six-month periods ended June 30, 1998 and 1997.

6.    ACQUISITIONS

On April 6, 1998, PCBV acquired certain cable television assets of Tekaso Telewizja Kablowa for an aggregate consideration of approximately $972,000. The acquisition was accounted for using the purchase method with the purchase price allocated among the assets acquired based upon their fair values at the date of acquisition and any excess to goodwill. The purchase price did not materially exceed the fair value of the assets acquired.

7.    NET ASSET TRANSFER

On April 1, 1998, PCBV purchased substantially all of the assets and liabilities of one of PCI's subsidiaries for consideration of 10,000 PLN (approximately $2,900). The transfer was accounted for at historical cost in a manner similar to a pooling of interests. The approximately $51,000 difference between (i) the amount of cash disbursed and the fair value of the liabilities assumed and (ii) the historical cost of the net liabilities acquired, was accounted for as a capital transaction.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 1997 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; the continued strength of the multi-channel video programming distribution industry; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations; changes in the nature of key strategic relationships with joint ventures; competitor responses to the Company's products and services; the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; acquisition opportunities: and other factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

OVERVIEW

The Company continues to operate the largest cable television system in Poland with approximately 1,547,000 homes passed and approximately 871,000 total subscribers as at June 30, 1998. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisitions. In addition, management believes that the offering of the Wizja TV programming platform on its cable television networks, which commenced on June 5, 1998, will increase the number of subscribers and support the increase in revenue per subscriber.

Having established itself as the leading cable television service provider in Poland, the Company continues to focus its efforts toward the strategic objective of increasing cash flow and enhancing the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to (i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber, (iii) expand its regional clusters, (iv) increase subscriber penetration, and (v) realize additional operating efficiencies.

During the first half of 1998, management has completed or is in the process of completing several strategic actions in support of this business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming platform, with its initial eleven channel primarily Polish-language programming, to its cable subscribers. Management believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates. The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company intends to increase the monthly price for the Basic Tier service twice in the next six months and premium channels such as Wizja 1, the HBO Poland service (a Polish-language version of HBO's premium movie channel) and Canal+ will each be offered to cable customers for an additional monthly charge. The

Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy, however, management believes the Company will be able to successfully command higher prices while maintaining relatively low annual cable television churn rates as a result of its customer service standards, the technical quality of its networks and the broad selection of quality programming.

The Company continues to expand the coverage areas of its regional clusters, both through selected build-out and acquisitions. During the first half of 1998, the Company focused its build-out primarily in areas where it could fill-in and expand existing clusters. Additionally, the Company acquired several smaller cable television operators.

The Company has been able to realize additional operating efficiencies during the first half of 1998 through the centralization of subscriber management and customer support services in the Call Center. The Call Center became operational during the first six months of 1998 for cable customers in the Katowice regional cluster and is expected to be operational for all cable customers by the end of 1998. The Company is also in the process of installing an integrated management information system for both its billing and accounting systems, which is designed to further improve employee productivity and customer service for its cable business.

Historically, the cable networks the Company has acquired have had lower operating margins than the Company's existing operations. Upon consummation of an acquisition, the Company seeks to achieve operating efficiencies and reduce operating costs by rationalizing the number of headends and reducing headcount, among other things. The Company generally has been able to manage its acquired cable television networks with experienced personnel from one of its existing regional clusters and reduce the technical personnel necessary to operate acquired networks after connecting the networks to the Company's existing headends, or, if required, rebuilding the acquired networks to the required technical standards. In part due to these efforts, the Company has generally been able to increase the operating margins in its acquired systems, although there can be no assurance that it will be able to continue to do so.

The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic tiers of cable service. At June 30, 1998 approximately 76% of the Company's subscribers received the Company's basic tier. During the six months ended June 30, 1998, approximately 93% of the Company's revenue was derived from monthly subscription fees compared to approximately 87% during the six months ended June 30, 1997. The Company's revenue performance in the first half of 1998 was generally strong with 51% growth in revenues for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase was caused mainly by organic growth in subscribers via increased penetration and build-out of existing networks, increases in subscription rates and the introduction of an additional premium channel into the programming offer.

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

Although its revenue performance was strong during the first half of 1998, the Company generated an operating loss of $3.5 million for the six months ended June 30, 1998, primarily due to increased direct operating expenses related to the growth in subscribers' and high depreciation and amortization charges related to the expansion of the cable networks. This represents a 59% improvement, however, for the six months ended June 30, 1998 as compared to the $8.7 million loss for the six months ended June 30, 1997.

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED

JUNE 30, 1997

CABLE TELEVISION REVENUE. Revenue increased $3.7 million or 42.0% from $8.8 million in the three months ended June 30, 1997 to $12.5 million in the three months ended June 30, 1998 and $8.3 million or 50.9% from $16.3 million in the first six months of 1997 to $24.6 million in the first six months of 1998. This increase was primarily attributable to a 21.2% increase in the number of basic subscribers from approximately 580,200 at June 30, 1997 to approximately 703,300 at June 30, 1998, as well as an increase in monthly subscription rates. Approximately 51% of the increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 88.4% and 94.6% of cable television revenue for the three months ended June 30, 1997 and 1998, respectively. Monthly subscription revenue constituted 87.3% and 93.3% of cable television revenue for the six months ended June 30, 1997 and 1998, respectively. Installation fee revenue for the three months ended June 30, 1998 decreased by 80.5%, from $747,000 to $146,000 and decreased by 60.5% for six months ended June 30, 1998, from $1.5 million to $593,000, compared to the corresponding period in 1997. During the three months ended June 30, 1998, the Company generated approximately $0.8 million of additional premium subscription revenue and approximately $5,000 of additional premium channel installation revenue as a result of providing the HBO Poland service pay movie channel to cable subscribers. For the six months ended June 30, 1997 and 1998 premium subscription revenue was $66,000 and $1.6 million respectively, where premium channel installation revenue was $150,000 and $22,000 for the six months periods ending June 30, 1997 and 1998 respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $3.5 million, or 152.2%, from $2.3 million for the three months ended June 30, 1997 to $5.8 million for the three months ended June 30, 1998 and $5.1 million, or 115.9%, from $4.4 million for the six months ended June 30, 1997 to $9.5 million for the six months ended June 30, 1998, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's networks and standards as well as the increased size of the Company's cable television system. Direct operating expenses increased from 26.1% of revenues for the three months ended June 30, 1997 to 46.4% of revenues for the three months ended June 30, 1998 and increased from 27.0% of revenues for the six months ended June 30, 1997 to 38.6% of revenues for the six months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $7.1 million or 62.8% from $11.3 million for the three months ended June 30, 1997 to $4.2 million for the three months ended June 30, 1998 and decreased $5.4 million or 38.3% from $14.1 million for the six months ended June 30, 1997 to $8.7 million for the six months ended June 30, 1998. A portion of this decrease was attributable to non-recurring, non-cash compensation expense of approximately $7.3 million recorded in the three and six months ended June 30, 1997 in connection with stock options granted to certain employees.

As a percentage of revenue, selling, general and administrative expenses decreased from 128.4% for the three months ended June 30, 1997 to approximately 33.6% for the three months ended June 30, 1998 and from 86.5% for the six months ended June 30, 1997 to 35.4% for the six months ended June 30, 1998. However, without considering the non-cash compensation expense recorded in 1997 the comparison would have been 45.5% and 33.6% for the three months ended June 30, 1997 and 1998, respectively and 41.7% and 35.4% for the six months ended
June 30, 1997 and 1998, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $2.0 million, or 64.5%, from $3.1 million for the three months ended June 30, 1997 to $5.1 million for the three months ended June 30, 1998 and $3.4 million, or 52.3%, from $6.5 million for the six months ended June 30, 1997 to $9.9 million for the six months ended June 30, 1998 principally as a result of depreciation and amortization of additional cable television systems and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 35.2% for the three months ended June 30, 1997 to 40.8% for the three months ended June 30, 1998 and from 39.9% for the six months ended June 30, 1997 to 40.2% for the six months period ended June 30, 1998.

INTEREST EXPENSE. Interest expense decreased $0.9 million, or 20.5%, from $4.4 million for the three months ended June 30, 1997 to $3.5 million for the three months ended June 30, 1998 and $0.5 million, from $7.6 million for the six months ended June 30, 1997 to $7.1 million for the six months ended June 30, 1998.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.6 million, or 66.7%, from $0.9 million for the three months ended June 30, 1997 to $0.3 million for the three months ended June 30, 1998 and $1.3 million, or 65.0%, from $2.0 million for the six months ended June 30, 1997 to $0.7 million for the six months ended June 30, 1998 primarily due to the reduction in the level of cash available for investment.

FOREIGN EXCHANGE GAIN/(LOSS). For the three months ended June 30, 1998, foreign exchange loss amounted to $0.3 million as compared to a foreign exchange loss of $0.1 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, foreign exchange loss was $0.2 million compared to a foreign exchange loss of $0.4 million for the six months ended June 30, 1997.

MINORITY INTEREST. Minority interest expense was $58,000 for the three months ended June 30, 1998, compared to minority interest income of $2.1 million for the corresponding period in 1997. Minority interest expense was $0.2 million for the six months ended June 30, 1998 compared to minority interest income of $2.6 million for the corresponding period 1997.

NET LOSS. For the three months ended June 30, 1997 and the three months ended June 30, 1998, the Company had net losses of $9.2 million and $6.4 million, respectively and for the six months ended June 30, 1997 and the six months ended June 30, 1998, the Company had net losses of $12.2 million and $10.9 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from $10.2 million for the three months ended June 30, 1997 to $7.6 million for the three months ended June 30, 1998 and from $14.2 million for the six months ended June 30, 1997 to $13.2 million for the six months ended June 30, 1998 due to the accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's former principal stockholders, including Polish Investments Holding L.P. ("PIHLP"), the Cheryl Anne Chase Marital Trust ("CAC Trust"), certain members of David
T. Chase's family and family trusts (the "Chase Family") (collectively the "Chase Entities") and ECO Holdings III Limited Partnership ("ECO"), who became principal stockholders of @Entertainment, Inc. ("@Entertainment"), the Company's parent, pursuant to a corporate reorganization (the "Former Principal Stockholders"), (ii) borrowings under available credit facilities,
(iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of senior debt notes by the Company (the "Notes"). The Company had positive cash flows from operating activities in 1995 and 1996 of $3.8 million and $6.1 million, respectively, primarily due to the increase of cash received from subscribers and the deferral of the payment of interest expense.

The Company had negative cash flows from operating activities for the six months ended June 30, 1997 and 1998 of $3.3 million and $2.6 million respectively, due to the Company's net loss, and had negative cash flows from operating activities for the year ended December 31, 1997 of $13.3 million. The improvement in the first six months of 1998 compared to 1997 is primarily due to management's increased focus on operating efficiencies.

Cash used for the purchase and build-out of the Company's cable television networks was $16.7 million, $26.6 million, $34.4 million, $14.1 million and $24.4 million in 1995, 1996, 1997 and the six months ended June 30, 1997 and 1998, respectively. The increase in the first half of 1998 compared to the same period in 1997 is due to the build-out and upgrade of recently acquired networks and subsidiaries.

Cash used for the acquisition of subsidiaries, net of cash received, was $4.1 million, $13.3 million, $18.0 million, $11.0 million and $0.9 million in 1995, 1996, 1997 and the six months ended June 30, 1997 and 1998, respectively. The Company spent approximately $1.2 million, $3.9 million, $5.9 million, $2.5 million and $2.0 million in 1995, 1996, 1997 and the six months ended June 30, 1997 and 1998 respectively, to upgrade major acquired networks to meet PCI's technical standards.

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

Pursuant to the indentures governing their outstanding senior indebtedness, @Entertainment and the Company are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers, and sale of assets.

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

The Company is dependent on obtaining new financing to achieve this business strategy. Future sources of financing for the Company could include public or private debt offerings or bank financings or a combination thereof, subject to the restrictions contained in the indentures governing the Company's and @Entertainment's outstanding senior indebtedness. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if the net proceeds from the sale of the Notes, existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 27% in 1995, approximately 20% in 1996 and to approximately 14.9% in 1997. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991, although the zloty/dollar exchange rate has increased in the six months ended June 30, 1998. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

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

YEAR 2000 COMPLIANCE

In January 1997, the Company developed a plan to deal with the Year 2000 problem and to make its computer systems Year 2000 compliant. The Company's plan provides for the Year 2000 related efforts to be completed by the end of 1998. Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting computer system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The Company has no other significant computer systems. The total cost of the purchases for @Entertainment, the Company and their subsidiaries is estimated to be approximately $2,400,000. The Company has obtained confirmations from the vendors of the systems indicating that such systems are Year 2000 compliant. The Company has completed testing phase of the new accounting computer software and the implementation phase is planned to be completed by the end of 1998. The Company capitalized approximately $356,000 relating to the new accounting software. The billing software will be implemented for all cable subscribers by the end of 1998. The Company expensed approximately $250,000, capitalized approximately $128,000 and prepaid approximately $630,000 in relation to the new billing software.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information," was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which required reporting segment information by industry and geographic area (industry approach). Under

SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on July 1, 1999. The Company currently has no derivative instruments or hedging activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or result of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION:
        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the second quarter of 1998.

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

                                 POLAND COMMUNICATIONS, INC.
                                 By: /s/ David Keefe
                                 David Keefe
                                 Chief Executive Officer and Director

                                 By: /s/ Piotr M. Majchrzak
                                 Piotr M. Majchrzak
                                 Chief Financial Officer

Date:  August 14, 1998