Form 10-Q
period 1998-09-30
POLAND COMMUNICATIONS INC
filed 1998-11-16
CIK 1031232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


                                       OR

        / / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT 1934
        FROM THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER 333-20307

                           POLAND COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     NEW YORK                      06-1070447
        (State or Other Jurisdiction of          (IRS Employer
         Incorporation of Organization)        Identification No.)

        ONE COMMERCIAL PLAZA
          HARTFORD, CONNECTICUT                     06103

   (Address of Principal Executive Officers)      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (860) 549-1674

Indicate by check (X) whether the registrant (1) has filed all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  X   No
                                     ----    ----

The number of shares outstanding of Poland Communications, Inc.'s common stock as of September 30, 1998, was:

                Common Stock                     18,948

                           POLAND COMMUNICATIONS, INC.

                                 FORM 10-Q INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



                                                                                                PAGE NO.
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Poland Communications, Inc.
                                 Consolidated Balance Sheets....................................  3-4
                                 Consolidated Statements of Operations..........................   5
                                 Consolidated Statements of Cash Flows..........................   6

                                 Notes to Consolidated Financial Statements.....................  7-8

                    Poland Cablevision (Netherlands) B.V.
                                  Consolidated Balance Sheets...................................   9-10
                                  Consolidated Statements of Operations.........................   11
                                  Consolidated Statements of Cash Flows.........................   12

                                  Notes to Consolidated Financial Statements....................   13

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...............................   14-19

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk...........................................................   20

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings...........................................................   21

         Item 2.    Changes in Securities and Use of Proceeds...................................   21

         Item 3.    Defaults Upon Senior Securities.............................................   21

         Item 4.    Submission of Matters to a Vote of Security Holders.........................   21

         Item 5.    Other Information...........................................................   21

         Item 6.    Exhibits and reports on Form 8-K............................................   21

         Signature Page.........................................................................   22

                           POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          September 30,     December 31,
                                                                             1998              1997
                                                                          ------------      ------------
                                                                          (unaudited)

                                                                                 (in thousands)
Current assets:
         Cash and cash equivalents ................................        $   4,003         $  25,750
         Accounts receivable, net of allowances for doubtful
                accounts of $1,519,000 in 1998 and $766,000 in 1997            2,903             2,120
         Due from affiliate .......................................             --               2,353
         Other current assets .....................................            1,858             2,233
                                                                            ---------         ---------
               Total current assets ...............................            8,764            32,456
                                                                           ---------         ---------

         Property, plant and equipment:
               Cable television system assets .....................          160,619           134,469
               Construction in progress ...........................            3,496             1,904
               Vehicles ...........................................            2,016             2,032
               Other ..............................................            4,826             3,784
                                                                           ---------         ---------
                                                                             170,957           142,189
                    Less accumulated depreciation .................          (43,586)          (33,099)
                                                                           ---------         ---------
                    Net property, plant and equipment .............          127,371           109,090

         Inventories for construction .............................            9,530             8,153
         Intangibles, net .........................................           32,419            33,440
         Notes receivable from affiliates .........................              438             6,472
         Investment in affiliated companies .......................              141               172
                                                                           ---------         ---------
                    Total assets ..................................        $ 178,663         $ 189,783
                                                                           ---------         ---------
                                                                           ---------         ---------

     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY


                                                                              September 30,     December 31,
                                                                                 1998              1997
                                                                              -------------     ------------
                                                                               (unaudited)

                                                                                      (in thousands)
Current liabilities:
         Accounts payable and accrued expenses ........................        $   9,618         $   5,662
         Accrued interest .............................................            5,527             2,175
         Deferred revenue .............................................            1,139             1,257
         Income taxes payable .........................................            2,442             1,765
         Other current liabilities ....................................               68               733
                                                                               ---------         ---------
              Total current liabilities ...............................           18,794            11,592

Due to affiliate ......................................................            3,021              --
Notes payable .........................................................          138,395           130,110
                                                                               ---------         ---------
              Total liabilities .......................................          160,210           141,702
                                                                               ---------         ---------

Minority interest .....................................................               29             4,713

Redeemable preferred stock (liquidation value $85,000,000;
  8,500 shares authorized, issued and outstanding) ....................           42,659            39,149

Commitments and contingencies (note 7)

Stockholders' (deficiency)/equity
         Common stock, $.01 par value, 24,051 shares authorized; 18,948
              shares issued and outstanding ...........................                1                 1
         Paid-in capital ..............................................           59,075            62,584
         Cumulative translation adjustment ............................           (2,471)             --
         Accumulated deficit ..........................................          (80,840)          (58,366)
                                                                               ---------         ---------
              Total stockholders' (deficiency)/equity .................          (24,235)            4,219
                                                                               ---------         ---------

              Total liabilities and stockholders' (deficiency)/equity .        $ 178,663         $ 189,783
                                                                               ---------         ---------
                                                                               ---------         ---------


     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       Three months ended September 30,  Nine months ended September 30,
                                                       --------------------------------  -------------------------------
                                                            1998             1997            1998             1997
                                                       ------------       ----------      ----------        ------------
                                                                    (in thousands, except per share data)

Cable television revenue .........................        $ 13,265         $ 10,109         $ 37,836         $ 26,393

Operating expenses:
      Direct operating expenses ..................          13,030            2,918           22,563            7,281
      Selling, general and administrative expenses           3,356            7,417           12,014           21,480
      Depreciation and amortization ..............           5,399            4,401           15,319           10,920
                                                          --------         --------         --------         --------
         Total operating expenses ................          21,785           14,736           49,896           39,681
                                                          --------         --------         --------         --------

         Operating loss ..........................          (8,520)          (4,627)         (12,060)         (13,288)

Interest and investment income ...................             135              723              838            2,753
Interest expense .................................          (3,481)          (2,293)         (10,551)          (9,880)
Foreign exchange loss, net .......................            (388)            (476)            (622)            (898)
                                                          --------         --------         --------         --------

      Loss before income taxes and
      minority interest ..........................         (12,254)          (6,673)         (22,395)         (21,313)

Income tax benefit/(expense) .....................              66             (246)            (496)            (358)
Minority interest ................................             624             (343)             417            2,256
                                                          --------         --------         --------         --------


      Net loss ...................................         (11,564)          (7,262)         (22,474)         (19,415)

Accretion of redeemable preferred stock ..........          (1,192)          (1,086)          (3,510)          (3,114)
                                                          --------         --------         --------         --------

Net loss applicable to holders of common stock ...        $(12,756)        $ (8,348)        $(25,984)        $(22,529)
                                                          --------         --------         --------         --------
                                                          --------         --------         --------         --------
Basic and diluted loss per common share ..........        $(673.21)        $(440.57)        $(1,371.33)      $(1,188.99)
                                                          --------         --------         --------         --------
                                                          --------         --------         --------         --------


     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                 Nine months ended September 30,
                                                                                 -------------------------------
                                                                                     1998             1997
                                                                                  ----------        ----------
                                                                                          (in thousands)
Cash flows from operating activities:
      Net loss ............................................................        $(22,474)        $(19,415)
      Adjustments to reconcile net loss to
        net cash provided by /(used in) operating activities:
            Minority interest .............................................            (417)          (2,256)
            Depreciation and amortization .................................          15,319           10,921
            Non-cash option compensation expense                                       --              9,425
            Other .........................................................            --                195
            Changes in operating assets and liabilities:
                 Accounts receivable ......................................            (783)            (866)
                 Other current assets .....................................             456             (899)
                 Accounts payable .........................................           3,524             (649)
                 Accrued interest .........................................           3,352            3,281
                 Amounts due to affiliates ................................           5,374           (2,513)
                 Deferred revenue .........................................            (114)            (102)
                 Accrued income taxes .....................................             677             (930)
                 Other current liabilities ................................            (653)          (1,147)
                                                                                   --------         --------
                       Net cash provided by /(used in) operating activities           4,261           (4,955)
                                                                                   --------         --------
Cash flows from investing activities:
                 Construction and purchase of property, plant and equipment         (31,868)         (25,615)
                 Proceeds from sale of investment securities ..............            --             25,115
                 Other investments ........................................              20            1,388
                 Notes receivable from affiliate ..........................           6,034           (4,288)
                 Purchase of intangibles ..................................             (40)            --
                 Purchase of subsidiaries, net of cash received ...........          (6,289)         (10,834)
                                                                                   --------         --------
                       Net cash used in investing activities ..............         (32,143)         (14,234)
                                                                                   --------         --------
Cash flows from financing activities:
                 Proceeds from notes payable ..............................           6,500             --
                 Costs to obtain loans ....................................            --             (1,306)
                 Repayment of notes payable ...............................            (365)            (750)
                                                                                   --------         --------
                       Net cash provided by/ (used in) financing activities           6,135           (2,056)
                                                                                   --------         --------

                       Net decrease in cash and cash equivalents ..........         (21,747)         (21,245)
Cash and cash equivalents at beginning of period ..........................          25,750           63,483
                                                                                   --------         --------
Cash and cash equivalents at end of period ................................        $  4,003         $ 42,238
                                                                                   --------         --------
                                                                                   --------         --------
Supplemental cash flow information:
                 Cash paid for interest ...................................        $  6,573         $  6,653
                                                                                   --------         --------
                                                                                   --------         --------
                 Cash paid for income taxes ...............................        $    511         $  1,589
                                                                                   --------         --------
                                                                                   --------         --------



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and subsidiaries ("PCI" or the "Company") has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the SEC (the "1997 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.    RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1998 unaudited consolidated financial statement presentation.

3.    ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company's comprehensive loss differs from net loss only by the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the nine-month periods ended September 30, 1998 and 1997 was approximately $24,945,000 and $19,415,000, respectively.

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

5.    LOSS PER SHARE

As noted in the 1997 Annual Report, the Company adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for both the three-month and nine-month periods ended September 30, 1998 and 1997.

6.    ACQUISITION

On August 15, 1998, the Company purchased the remaining minority interest in one subsidiary of the Company which was held by unaffiliated third parties for an aggregate purchase price of approximately $5,372,000. The acquisition was accounted for using the purchase method with the purchase price allocated among the assets acquired and liabilities assumed based upon their fair values at the date of acquisition and any excess to goodwill. The purchase price exceed the fair value of the assets acquired by approximately $1,104,000. The acquisition is not expected to have a material effect on the Company's results of operations in 1998.

On July 16, 1998, the Company's parent @Entertainment, Inc., purchased the unaffiliated minority interest in a subsidiary of the Company for aggregate consideration of $10.6 million.


7.    COMMITMENTS AND CONTINGENCIES

Programming Commitments

The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. At September 30, 1998, the Company had a minimum commitment under such agreements of approximately $613,000 for the remainder of 1998, $1,607,000 in 1999, $1,931,000 in 2000, $1,810,000 in 2001, $1,855,000 in 2002 and $3,138,000
in 2003 and thereafter. For the nine months ended September 30, 1998 and 1997 the Company incurred programming fees of approximately $15,964,000 and $2,825,000 respectively, pursuant to these agreements.

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

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                        September 30,     December 31,
                                                                           1998               1997
                                                                        ------------      ------------
                                                                        (unaudited)

                                                                              (in thousands)
Current assets:
         Cash ...................................................        $   1,636         $   4,951
         Accounts receivable, net of allowances for doubtful
                accounts of $878,000 in 1998 and $608,000 in 1997            1,885             1,222
         Other current assets ...................................              459             1,283
                                                                         ---------         ---------
                Total current assets ............................            3,980             7,456
                                                                         ---------         ---------

         Property, plant and equipment:
                Cable television system assets ..................          127,580           108,475
                Construction in progress ........................            1,157              --
                Vehicles ........................................            1,673             1,619
                Other ...........................................            4,028             3,246
                                                                         ---------         ---------
                                                                           134,438           113,340
                      Less accumulated depreciation .............          (35,465)          (27,378)
                                                                         ---------         ---------
                      Net property, plant and equipment .........           98,973            85,962

         Inventories for construction ...........................            7,065             5,887
         Intangibles, net .......................................            8,851             9,887
                                                                         ---------         ---------

                             Total assets .......................        $ 118,869         $ 109,192
                                                                         ---------         ---------
                                                                         ---------         ---------


     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                    September 30,      December 31,
                                                                        1998              1997
                                                                    ------------       ------------
                                                                     (unaudited)

                                                                           (in thousands)
Current liabilities:
            Accounts payable and accrued expenses ............        $   5,748         $   2,574
            Deferred revenue .................................              509               609
            Other current liabilities ........................             --                  18
                                                                      ---------         ---------
                Total current liabilities ....................            6,257             3,201

Due to affiliate .............................................           21,971            14,505
Notes payable to affiliates ..................................          153,880           134,509
                                                                      ---------         ---------
                Total liabilities ............................          182,108           152,215
                                                                      ---------         ---------

Minority interest ............................................             --               2,523

Stockholders' deficiency:
            Capital stock par value, $0.50 par; 200,000 shares
                authorized, issued and outstanding ...........              100               100
            Paid-in capital ..................................            4,662             4,713
            Cumulative translation adjustment ................           (1,773)             --
            Accumulated deficit ..............................          (66,228)          (50,359)
                                                                      ---------         ---------
                Total stockholders' deficiency ...............          (63,239)          (45,546)
                                                                      ---------         ---------

                Total liabilities and stockholders' deficiency        $ 118,869         $ 109,192
                                                                      ---------         ---------
                                                                      ---------         ---------


       See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                          Three months ended September 30,   Nine months ended September 30,
                                                          --------------------------------   -------------------------------
                                                                1998             1997             1998             1997
                                                           ------------      ------------      -----------      ------------
                                                                       (in thousands, except per share data)
Cable television revenue .............................        $  8,955         $  7,609         $ 25,682         $ 20,989

Operating expenses:
        Direct operating expenses ....................           9,022            2,032           15,722            5,567
        Selling, general and administrative expenses .           1,908            3,795            8,402           12,044
        Depreciation and amortization ................           3,501            2,737            9,815            7,658
                                                              --------         --------         --------         --------
             Total operating expenses ................          14,431            8,564           33,939           25,269
                                                              --------         --------         --------         --------

             Operating loss ..........................          (5,476)            (955)          (8,257)          (4,280)

Interest income ......................................              43               41              117              131
Interest expense .....................................          (3,294)          (2,869)          (9,538)          (8,279)
Foreign exchange loss, net ...........................            (587)            (477)            (495)          (1,252)
                                                              --------         --------         --------         --------

        Loss before income taxes and minority interest          (9,314)          (4,260)         (18,173)         (13,680)

Income tax expense ...................................             (12)             (74)            (221)            (179)
Minority interest ....................................           1,319              329            2,525            1,090
                                                              --------         --------         --------         --------

        Net loss .....................................        $ (8,007)        $ (4,005)        $(15,869)        $(12,769)
                                                              --------         --------         --------         --------
                                                              --------         --------         --------         --------
        Basic and diluted net loss per common share ..        ($ 40.04)        ($ 20.03)        ($ 79.35)        ($ 63.85)
                                                              --------         --------         --------         --------
                                                              --------         --------         --------         --------


      See accompanying notes to unaudited consolidated inancial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                               1998            1997
                                                                          --------------   --------------
                                                                                   (in thousands)
Cash flows from operating activities:
      Net loss ........................................................     $(15,869)        $(12,769)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
      Minority interest ...............................................       (2,525)          (1,090)
      Depreciation and amortization ...................................        9,815            7,658
      Interest expense added to notes payable
            to affiliates .............................................        9,500             --
      Other ...........................................................         --                423
         Changes in operating assets and liabilities:
            Accounts receivable .......................................         (663)            (322)
            Other current assets ......................................          802           (1,124)
            Accounts payable ..........................................        3,176              697
            Deferred revenue ..........................................         (100)            (409)
            Amounts due to affiliates .................................        7,666             --
            Other current liabilities .................................          (18)             111
                                                                             --------         --------
               Net cash provided by (used in) operating activities.....       11,784           (6,825)
                                                                             --------         --------

Cash flows from investing activities:
      Construction and purchase of property, plant and equipment             (24,922)         (21,077)
      Purchase of intangible assets ...................................            3             --
      Other investments ...............................................         --              1,409
                                                                            --------         --------
           Net cash used in investing activities ......................      (24,919)         (19,668)
                                                                             --------         --------

Cash flows from financing activities:
           Proceeds from borrowings from affiliates ...................        9,871           15,883
           Increase in due to affiliate ...............................         --              7,362
           Dividend to parent .........................................          (51)            --
                                                                            --------         --------
           Net cash provided by financing activities ..................        9,820           23,245
                                                                            --------         --------

           Net decrease in cash .......................................       (3,315)          (3,248)

      Cash at beginning of the period .................................        4,951            7,015
                                                                            --------         --------

      Cash at end of the period .......................................     $  1,636         $  3,767
                                                                            --------         --------
                                                                            --------         --------
      Supplemental cash flow information:
           Cash paid for interest .....................................     $     57         $    185
                                                                            --------         --------
                                                                            --------         --------
           Cash paid for income taxes .................................     $    222         $    202
                                                                            --------         --------
                                                                            --------         --------




     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. and subsidiaries ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The accompanying consolidated balance sheets, statements of operations and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of September 30, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in PCI's 1997 Annual Report on Form 10-K filed with the SEC (the "1997 PCI Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.    RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1998 unaudited consolidated financial statement presentation.

3.   ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income/(loss) generally encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income/(loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. PCBV's comprehensive loss differs from net loss only by the foreign currency translation adjustment charged to stockholders' equity for the period. Comprehensive loss for the nine-month periods ended September 30, 1998 and 1997 was $17,642,000 and $12,769,000, respectively.

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

5.    LOSS PER SHARE

As noted in the 1997 PCI Annual Report, the Company adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform with the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for both the three-month and the nine-month periods ended September 30, 1998 and 1997.

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

OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,565,000 homes passed and approximately 887,000 total subscribers as at September 30, 1998. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisitions. In addition, since the offering of the Wizja TV programming package on its cable television networks beginning June 5, 1998, the Company has realized a 1.9% increase in the number of subscribers.

Having established itself as the leading cable television service provider in Poland, the Company continues to focus its efforts toward the strategic objectives of increasing cash flow and enhancing the value of its cable networks. To accomplish these objectives, the Company's business and operating strategy in the cable television business is to (i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber,
(iii) expand its regional clusters, (iv) increase subscriber penetration, and
(v) realize additional operating efficiencies.

During 1998, management has completed or is in the process of completing several strategic actions in support of this business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial eleven channel primarily Polish-language programming, to its cable subscribers. Since that date, the package has been expanded to nineteen channels, seventeen of which are in the Polish language and seventeen of which are exclusive to Wizja TV package. Management believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company has increased the monthly price for the Basic Tier service to reflect the increased channel availability, and premium channels such as Wizja 1 (which is owned by the Company's parent) and the

HBO Poland service (a Polish-language version of HBO's premium movie channel) will each be offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. However, management believes the Company will be able to successfully command higher prices while maintaining relatively low annual cable television churn rates as a result of its customer service standards, the technical quality of its networks and the broad selection of quality programming.

The Company continues to expand the coverage areas of its regional clusters, through selected build-out and acquisitions. During 1998, the Company focused its build-out primarily in areas where it could fill-in and expand existing clusters. Additionally, the Company acquired several smaller cable television operators.

In support of its goal of realizing additional operating efficiencies, the Company, during the first nine months of 1998, completed a reorganization for the purpose of streamlining the organizational structure according to market-driven concepts. The Company expects to realize additional operating efficiencies during 1998 and 1999 through the centralization of subscriber management and customer support services in the Call Center. The Call Center became operational during the first six months of 1998 for cable customers in certain regional clusters and will continue to become operational for other cable customers as expansion of Call Center activities progresses. The Company is also in the process of installing an integrated management information system for both its billing and accounting systems, which is designed to further improve employee productivity and customer service for its cable business.

Historically, the cable networks the Company has acquired have had lower operating margins than the Company's existing cable networks. Upon consummation of an acquisition, the Company seeks to achieve operating efficiencies and reduce operating costs by rationalizing the number of headends and reducing headcount, among other things. The Company generally has been able to manage its acquired cable television networks with experienced personnel from one of its existing regional clusters. Management has also focused on reducing the number of technical personnel necessary to operate acquired networks after connecting the networks to the Company's existing headends, or, if required, rebuilding the acquired networks to the Company's technical standards. In part due to these efforts, the Company has generally been able to increase the operating margins in its acquired systems, although there can be no assurance that it will be able to continue to do so.

The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service tiers and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic tiers of cable service. At September 30, 1998 approximately 76% of the Company's subscribers received the Company's basic tier. During the nine months ended September 30, 1998, approximately 94% of the Company's revenue was derived from monthly subscription fees compared to approximately 87% during the nine months ended September 30, 1997. The Company's revenue performance during 1998 has been generally strong with 43% growth in revenues for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase was caused mainly by organic growth in subscribers via increased penetration and build-out of existing networks, increases in subscription rates and the introduction of an additional premium channel into the programming offerings.

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

Although its revenue performance was strong for the nine months ended September 30, 1998, the Company generated an operating loss of $12.1 million for the nine months ended September 30, 1998, primarily due to increased direct operating expenses related to the subscriber growth and increased programming expense related to the purchase of the Wizja TV programming package from an affiliated company as well as high depreciation and amortization charges related to the expansion of the cable networks.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

CABLE TELEVISION REVENUE. Revenue increased $3.2 million or 31.68 % from $10.1 million in the three months ended September 30, 1997 to $13.3 million in the three months ended September 30, 1998 and $11.4 million or 43.2 % from $26.4 million in the first nine months of 1997 to $37.8 million in the first nine months of 1998. This increase was primarily attributable to a 16.4% increase in the number of basic subscribers from approximately 566,000 at September 30, 1997 to approximately 659,000 at September 30, 1998, as well as an increase in monthly subscription rates. Approximately 27.7% of the increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 82.6% and 91.6% of cable television revenue for the three months ended September 30, 1997 and 1998, respectively. Monthly subscription revenue constituted 85.0% and 88.2% of cable television revenue for the nine months ended September 30, 1997 and 1998, respectively. Installation fee revenue for the three months ended September 30, 1998 decreased by 66.7%, from $0.6 million to $0.2 million and decreased by 57.9% for nine months ended September 30, 1998, from $1.9 million to $0.8 million compared to the corresponding period in 1997. During the three months ended September 30, 1998, the Company generated approximately $0.7 million of additional premium subscription revenue and approximately $4,100 of additional premium channel installation revenue as a result of providing the HBO Poland service pay movie channel to cable subscribers as compared to $0.3 million and $85,500 for the three months period ended September 30, 1997. For the nine months ended September 30, 1997 and 1998 premium subscription revenue was $ 0.4 million and $ 2.4 million respectively, where premium channel installation revenue was $ 237,500 and $28,000 for the nine months periods ending September 30, 1997 and 1998 respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $10.1 million, or 346.5%, from $2.9 million for the three months ended September 30, 1997 to $13.0 million for the three months ended September 30, 1998 and $15.3 million, or 209.6%, from $7.3 million for the nine months ended September 30, 1997 to $22.6 million for the nine months ended September 30, 1998, principally as a result of purchase of the Wizja TV programming package from an affiliated company and higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 28.9% of revenues for the three months ended September 30, 1997 to 98.2% of revenues for the three months ended September 30, 1998 and increased from 27.6% of revenues for the nine months ended September 30, 1997 to 59.7% of revenues for the nine months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $4.0 million or 54.7% from $7.4 million for the three months ended September 30, 1997 to $3.4 million for the three months ended September 30, 1998 and decreased $9.5 million or 44.1% from $21.5 million for the nine months ended September 30, 1997 to $12.0 million for the nine months ended September 30, 1998. A portion of this decrease was attributable to non-recurring, non-cash compensation expense of approximately $2.1 million recorded in the three months ended September 30, 1997 and approximately $9.4 million recorded in the nine months ended September 30, 1997 in connection with stock options granted to certain employees.

As a percentage of revenue, selling, general and administrative expenses decreased from 73.4% for the three months ended September 30, 1997 to approximately 25.3% for the three months ended September 30, 1998 and from 81.4% for the nine months ended September 30, 1997 to 31.8% for the nine months ended September 30, 1998. However, without considering the non-cash compensation expense recorded in 1997 the comparison would have been 52.6% and 25,3% for the three months ended September 30, 1997 and 1998, respectively and 45.8% and 31.8% for the nine months ended September 30, 1997 and 1998, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.0 million, or 22.7%, from $4.4 million for the three months ended September 30, 1997 to $5.4 million for the three months ended September 30, 1998 and $4.4 million, or 40.3%, from $10.9 million for the nine months ended September 30, 1997 to $15.3 million for the nine months ended September 30, 1998 principally as a result of depreciation and amortization of additional cable television networks and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues decreased from 43.5% for the three months ended September 30, 1997 to 40.7% for the three months ended September 30, 1998 and from 41.4% for the nine months ended September 30, 1997 to 40.5% for the nine months period ended September 30, 1998.

INTEREST EXPENSE. Interest expense increased $1.2 million, or 52.2%, from $2.3 million for the three months ended September 30, 1997 to $3.5 million for the three months ended September 30, 1998 and $0.7 million, or 7.1%, from $9.9 million for the nine months ended September 30, 1997 to $10.6 million for the nine months ended September 30, 1998 as a result of interest paid on loans assumed with acquisitions of subsidiaries and a loan drawn down in June 1998.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.6 million, or 85,7%, from $0.7 million for the three months ended September 30, 1997 to $0.1 million for the three months ended September 30, 1998 and $1.9 million, or 67.9%, from $2.8 million for the nine months ended September 30, 1997 to $0.9 million for the nine months ended September 30, 1998 primarily due to the reduction in the level of cash available for investment.

FOREIGN EXCHANGE LOSS, NET. For the three months ended September 30, 1998, foreign exchange loss amounted to $0.4 million as compared to a foreign exchange loss of $0.5 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, foreign exchange loss was $0.6 million compared to a foreign exchange loss of $0.9 million for the nine months ended September 30, 1997.

MINORITY INTEREST. Minority interest income was $624,000 for the three months ended September 30, 1998, compared to minority interest expense of $343,000 for the corresponding period in 1997. Minority interest income was $417,000 for the nine months ended September 30, 1998 compared to minority interest income of $2.3 million for the corresponding period in 1997.

NET LOSS. For the three months ended September 30, 1997 and the three months ended September 30, 1998, the Company had net losses of $7.3 million and $11.6 million, respectively and for the nine months ended September 30, 1997 and the nine months ended September 30, 1998, the Company had net losses of $19.4 million and $22.5 million, respectively. Those losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $8.3 million for the three months ended September 30, 1997 to $12.8 million for the three months ended September 30, 1998 and from $22.5 million for the nine months ended September 30, 1997 to $26.0 million for the nine months ended September 30, 1998 due to the accretion of redeemable preferred stock and the factors discussed above.

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

The Company had a negative cash flow from operating activities for the nine months ended September 30, 1997 of $5.0 million as compared to a positive cash flow from operating activities for the nine months ended September 30,1998 of $4.3 million.

Cash used for the purchase and build-out of the Company's cable television networks was $23.9 million and $31.9 million for the nine months ended September 30, 1997 and 1998, respectively. The increase in the nine months of 1998 compared to the same period in 1997 is due to the build-out and upgrade of recently acquired networks and subsidiaries.

Cash used for the acquisition of subsidiaries, net of cash received, was $10.8 million and $6.3 million in the nine months ended September 30, 1997 and 1998, respectively. The Company spent approximately $4.8 million and $5.8 million in the nine months ended September 30, 1997 and 1998 respectively, to upgrade major acquired networks to meet PCI's technical standards.

Since the commencement of its operations in 1990, the Company has required external funds to finance the build-out of its existing networks and to finance acquisitions of new cable television networks. The Company had relied on the equity investments and loans from stockholders and their affiliates and borrowings under available credit facilities to provide the funding for these activities. The Company does not expect that the Former Principal Stockholders or their affiliates will continue to make capital contributions and loans to the Company. There can be no assurance that @Entertainment will make capital contributions and loans to the Company.

Pursuant to the indentures governing their outstanding senior indebtedness, @Entertainment and the Company are subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of notes upon a change of control; (viii) limitation on sale of assets;
(ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers, and sale of assets. The Company is in compliance with these covenants.

The Company's current strategic objectives are to increase cash flow and enhance the value of its cable networks. To accomplish these objectives, the Company's business and operating strategy in the cable television business is to (i) provide compelling programming, (ii) increase pricing and maximize revenue per subscriber, (iii) expand its regional clusters, (iv) increase subscriber penetration, and (v) realize additional operating efficiencies.

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

INFLATION AND CURRENCY EXCHANGE FLUCTUATIONS

Since the fall of Communist rule in 1989, Poland has experienced high levels of inflation and significant fluctuation in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 27% in 1995, approximately 20% in 1996 and to approximately 14.9% in 1997. The rate of inflation for the nine months period ended September 30, 1998 was 6.7%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991, although the zloty/dollar exchange rate has decreased in the nine months ended September 30, 1998. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

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

YEAR 2000 COMPLIANCE

         The Company's cable television operations are dependent upon computers systems and other technological devices with imbedded microprocessor chips that are intended to utilize dates and process data beyond December 31, 1999. In January 1997, the Company developed a plan to address the impact that potential year 2000 problems may have on Company operations and to implement necessary changes to address such problems (the "Y2K Plan"). During the course of the development of its Y2K Plan, the Company has identified certain critical operations, which need to be year 2000 compliant for the Company to operate effectively. These critical operations include accounting and billing systems, customer service and service delivery systems, and field and headend devices.

         Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center.
The vendors of the new accounting system and of the billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase is planned to be completed by the end year of 1998.
The Company expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

         The Company believes that its most significant year 2000 risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential year 2000 problems. Should these parties not to be prepared for year 2000 conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of the full range of its cable service to its customers. In effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their year 2000 compliance programs. The Company expects to complete this process by September 30, 1999, and it anticipates that all phases of its Y2K Plan will be completed by December 31,1999.

         The Company has not yet developed a contingency plan to address the situation that may result if the Company or its third party suppliers are unable to achieve year 2000 compliance with regard to any products or services utilized in the Company's operations. The Company does not intend to decide on the development of such a contingency until it has gathered all of the relevant Year 2000 compliance data from its third party suppliers.

         The Company has not yet determined the full costs of its Y2K Plan and its related impact on the financial condition of the Company. The company has to date not incurred any replacement and remedation costs for equipment or systems as a result of the year 2000 non-compliance. Rather, due to the rapid growth and development of its cable system, the Company had made substantial capital investments in equipment and systems for reasons other than year 2000 concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $2,400,000.

         The Company believes that any year 2000 compliance issues it may face can be remedied without a material financial impact on the Company, but no assurance can be made in this regard until all of data has been gathered from the Company's third party suppliers. At this date the Company cannot predict the financial impact on its operations if year 2000 problems are caused by products or services supplied to the Company by such third parties.


IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information," was issued in September 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which required reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

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

Date:  November 16, 1998