Form 10-K
period 1998-12-31
POLAND COMMUNICATIONS INC
filed 1999-03-30
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

(Mark One)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from             to
                        Commission File Number 333-20307
                            ------------------------

                          POLAND COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

                  NEW YORK                                     06-1070447
      (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)
            ONE COMMERCIAL PLAZA                                 06103
           HARTFORD, CONNECTICUT                               (Zip Code)
  (Address of Principal Executive Offices)

                            ------------------------

       Registrant's telephone number, including area code (860) 549-1674
          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

               None                                           None

          Securities registered pursuant to Section 12(g) of the Act:
                                 Not Applicable

    Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

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

                                      Zero

The number of shares outstanding of Poland Communications, Inc.'s common stock as of December 31, 1998 was:

                             Common Stock   18,948

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    Poland Communications, Inc. ("PCI") is a New York corporation and wholly-owned subsidiary of @ Entertainment, Inc. ("@ Entertainment"), a Delaware corporation whose common stock is listed on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market and traded under the symbol ATEN. References to the "Company" mean PCI and its subsidiaries.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will", "may", "shall", and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

    READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S VIEW ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, CONDITIONS OR CIRCUMSTANCES.

    The risks, uncertainties and other factors that might cause such differences include, but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies;
(vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming; (viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) and acquisition opportunities.

                                 EXCHANGE RATE

    In this Annual Report on Form 10-K, references to "U.S. dollars" or "$" are to U.S. currency, references to "Deutsche-Marks" or "DM" are to German currency, and references to "zloty" or "PLN" are to Polish currency. The Company has presented its primary consolidated financial statements in accordance with generally accepted accounting principles in the U.S. in U.S. dollars. Amounts originally measured in zloty for all periods presented have been translated into U.S. dollars.

    For your convenience, this Annual Report contains certain zloty amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 3.504 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 31, 1998. This rate may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

GENERAL

    The Company operates the largest cable television system in Poland with approximately 1,592,000 homes passed and approximately 935,300 total subscribers as of December 31, 1998. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company believes that additional subscriber growth can be achieved through a combination of increased penetration, new network expansion and acquisitions. As at December 31, 1998 the Company had invested more than $144 million to construct fiber-optic cable networkS which it believes are among the most technologically advanced in Poland and are comparable to modern cable networks in the U. S. The networks constructed by the Company provide excess channel capacity and are designed to maximize reliability. It is the Company's policy to upgrade as rapidly as possible substandard networks that it has acquired.

    Over the past three years, the Company has experienced rapid growth in revenues and subscribers, both through acquisitions and through expansions of its own cable networks, resulting in an average increase in revenues of 42% and total cable subscribers of 33% per year.

OPERATING STRATEGY

    With the fall of Communist rule in 1989, the Company believed that it could gain significant market advantages by becoming one of the first cable operators to establish a high-quality cable television system in Poland. The Company believes that it has achieved its initial goals of rapidly increasing its coverage areas, establishing its business reputation, and providing a high-quality signal, wide channel offerings and quality of service comparable to that provided by world-class cable operators.

    Having established itself as the leading cable television service provider in Poland, the Company's current strategic objective is to increase cash flow and enhance the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to:

    PROVIDE COMPELLING PROGRAMMING. The Company currently provides the Wizja TV programming package, which currently consists of 19 television channels of primarily Polish-language programming, to its cable subscribers. The Company believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber base.

    INCREASE PRICING AND MAXIMIZE REVENUE PER CABLE SUBSCRIBER. The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. In connection with this pricing strategy, the Company intends to continue to introduce new program offerings and to improve its services. As a result, the Company has experienced and expects that it will continue to experience subscriber termination rates above historical levels resulting from the implementation of its pricing strategy. The Company generally receives a premium for its cable television services over the prices charged by its competitors, particularly poor-quality small operators. Despite its generally higher price levels, the Company has achieved significant growth in penetration and market share while maintaining relatively low annual cable television subscriber termination rates (also known in the cable television industry as "churn"). The Company believes its ability to successfully command higher prices reflects its higher levels of customer service, broader selection of quality programming and the greater technical quality of its cable television networks.

    EXPAND REGIONAL CLUSTERS. The Company's strategy is to continue to expand the coverage areas of its regional clusters, both through selected building of its existing networks and acquisitions. The Company intends to expand primarily in areas where it can fill-in existing regional clusters and into cities and towns adjacent to its regional clusters through the continued building of its existing networks. The Company also plans to expand its regional clusters through the continued acquisition of smaller cable television operators. In addition, in markets where the Company has established operations, it intends to selectively build its system in parallel to competitors ("overbuild") in an effort to consolidate the market. By implementing this strategy for expanding its regional clusters, the Company believes it can limit its per-subscriber building costs and realize significant synergies from leveraging its existing infrastructure and asset base, both in terms of personnel and in terms of capital costs. Because the Company has a management structure and operating systems in place in each of its regional clusters, it is able to realize significant cash flow margins from each dollar of revenue generated through the addition of subscribers to its existing regional clusters.

    INCREASE SUBSCRIBER PENETRATION. The Company believes the most profitable means of expanding its cable television business is to leverage its investment in its cable networks by increasing the percentage of homes passed which subscribe ("subscriber penetration") in its regional clusters. Once a building with multiple apartment units is passed by the Company's cable television networks, the Company can add subscribers who generate average annual subscription revenue of approximately $80 in return for an average capital investment of approximately $20 per subscriber. The Company plans to increase subscriber penetration by (A) executing an aggressive sales, marketing and promotional strategy using the Company's highly-trained and commissioned Polish sales force, with particular emphasis on Company-wide quarterly remarketing campaigns, (B) continuing to enhance the Company's program offerings, particularly through expanding Wizja TV's channel line-up, and (C) applying prompt, courteous and professional customer service standards.

    REALIZE ADDITIONAL OPERATING EFFICIENCIES. The Company aggressively seeks to realize operating efficiencies in both its acquired as well as its existing cable networks by, among other things, eliminating redundant satellite signal receivers, combining customer service offices and reducing administrative personnel. The Company generally has been able to eliminate personnel in its acquired cable television systems by managing the systems with experienced personnel from one of its existing regional clusters. The Company can also generally reduce the technical personnel necessary to operate acquired systems after connecting them to the Company's existing satellite signal receivers or, if required, rebuilding them to the Company's standards. The Company also intends to reduce the number of employees through consolidation of its existing clusters of regional operations from eight to four, and through centralizing its subscriber management and customer support services in the call center. The call center is operational for cable customers in the Katowice regional cluster and is expected to be operational for all cable customers by the end of 1999. The call center will also be used by @ Entertainment for servicing its D-DTH customers. The call center is located in Katowice, a low cost area of Poland, and will consolidate the functions of the Company's existing regional customer service centers. Moreover, the Company believes the centralization of service functions will improve the general level of customer service available to subscribers. The Company is also in the process of installing an integrated management information system for both its billing and accounting systems, which is designed to further improve employee productivity and customer service. The Company believes that its size and market share give it a competitive advantage by creating economies of scale, including minimized building and reduced operating costs per subscriber and volume price discounts for programming and construction expenditures. The Company's size also provides it with the operating leverage to spread certain expenses (such as promotional materials, advertisements, local programming and sales materials) over its large number of subscribers. These economies of scale should continue to improve as its subscriber base increases.

REGIONAL CLUSTERS

    The Company has established eight regional clusters for its cable television business encompassing eight of the ten largest cities in Poland, which the Company believes, are among those with the strongest economies and most favorable demographics for cable television in the country. The following table illustrates certain operating data of each of the Company's existing regional clusters. The Company is planning to consolidate its existing eight clusters down to four.

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS (1)

                                                                                                                 AVERAGE
                                                                                                                 MONTHLY
                                                                                                              SUBSCRIPTION
                                                                                                                 REVENUE
                                                                                                                   PER
                                                                                                                  BASIC
                                                TOTAL       HOMES        TOTAL        BASIC         BASIC      SUBSCRIBER
REGION                                          HOMES       PASSED    SUBSCRIBERS  SUBSCRIION(2)  PENETRAT         (2)
--------------------------------------------  ----------  ----------  -----------  ------------  -----------  -------------
Gdansk......................................     280,000     239,856     154,315       121,846        50.80%    $    7.80
Szczecin....................................     160,000      76,050      64,714        48,639        63.96%         5.90
Katowice....................................   1,200,000     498,903     252,954       204,249        40.94%         6.61
Krakow......................................     400,000     144,114      71,866        62,179        43.15%         7.41
Warsaw......................................     800,000     259,050     127,485       103,536        39.97%         7.63
Lublin......................................     120,000      90,244      74,160        38,536        42.70%         7.25
Wroclaw.....................................     624,000     222,300     145,698       119,239        53.64%         5.05
Bydgoszcz...................................     134,000      61,464      44,148        40,155        65.33%         4.90
                                              ----------  ----------  -----------  ------------       -----        ------
Total.......................................   3,718,000   1,591,981     935,340       738,379        46.38%         6.68(3)
                                              ----------  ----------  -----------  ------------  -----------  -------------
                                              ----------  ----------  -----------  ------------  -----------  -------------

------------------------

(1) All data at, or for the year ended December 31, 1998.

(2) Includes "basic" and "intermediate" packages. For a description of these packages, see the section entitled "Service and Fees" that follows.

(3) Represents a weighted average for the Company based on the total number of basic subscribers at December 31, 1998.

ACQUISITIONS

    The Company regularly evaluates potential acquisitions of cable networks. The Company currently has no definitive agreement with respect to any material acquisition, although from time to time it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly Office with respect to any acquisitions it wishes to consummate.

SERVICES AND FEES

    The Company charges cable television subscribers an initial installation fee and fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. The Company currently offers three packages of cable television service: a "basic package" throughout the Company's cable television systems, and "broadcast" and "intermediate" packages in selected areas of Poland. On December 31, 1998, approximately 74.7% of the Company's subscribers received the "basic package", approximately 4.3% received the "intermediate package" and approximately 21.0% received the "broadcast package" of service.

    BASIC PACKAGE. The "basic package" includes approximately 30 to 70 channels. This package generally includes all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and, on most of its cable networks, Wizja TV, including @ Entertainment's proprietary Polish-language channel, Atomic TV. The Company's "basic package" offerings vary by location. With the launch of Wizja TV across the Company's cable networks on June 5, 1998, all of the Wizja TV programming, other than Wizja 1 and the HBO Poland Service, a Polish-language premium movie channel owned in part by Home Box Office, became part of the "basic package."

    INTERMEDIATE PACKAGE. The "intermediate package" includes approximately 17 to 24 channels. This package is offered for monthly fees equal to approximately one-half of the amount charged for the "basic package." The "intermediate package" is designed to compete with small cable operators on a basis of price, using a limited programming offering. The Company's "intermediate package" offerings vary by location.

    BROADCAST PACKAGE. The "broadcast package" includes 6 to 12 broadcast channels with clear reception for monthly fees which are substantially less than the amounts charged for the "intermediate package."

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks currently offer three premium television services--Wizja 1, HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) and Canal+ Polska--to customers on a monthly basis. For 1998, the Company experienced churn in premium services with penetration falling by 8,464 subscribers or 18.8% from 1997. The Company is planning to encrypt the HBO service on cable and install analog decoders for all premium channel subscribers during 1999. The Company plans to create additional premium channels that will also be offered to cable customers for an additional charge.

    Other optional services include additional outlets and stereo service, which enables a subscriber to receive 12 or more radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.10 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is currently approximately $21 for building with multiple apartments and approximately $42 for single family dwellings, but such fees may be subject to reductions as a result of promotional campaigns.

    PRICING STRATEGY. Prior to December 1996, the Company's cable television pricing strategy was designed to keep its profit margin relatively constant in U.S. dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. The Company has historically experienced annual churn rates of less than 10%, and has been able to pass on the effects of inflation through price increases. In 1997, the churn rate increased to 12.2%, though it would have been 9.8% had the Company not disconnected approximately 17,000 non-paying subscribers in one of its acquired and rebuilt networks. For the year ended December 31, 1998, the Company's churn rate was 15.25% due primarily to the implementation of its current pricing strategy. This pricing strategy commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company expects that it will continue to experience churn rates above historical levels during the implementation of its current pricing strategy. The Company expects to offer promotional incentives in certain areas of the country from time to time in connection with its marketing.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office or bank. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers 90 days after a bill becomes due. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company does not consider bad debt to be material to its operations. The Company's bad debt expense has historically averaged approximately 1.3% of revenue.

SALES AND MARKETING

    The Company's sales and marketing process is divided into four parts:

    - operating area development;

    - new market sales;

    - remarketing sales and

    - customer service.

    OPERATING AREA DEVELOPMENT. The operating area development process in Poland is very different from that in Western cable television markets because a Polish cable operator's geographic build is dependent on reaching agreements with individual cooperative authorities rather than upon the issuance of an operating area development permit for a region by the government. The cooperative authorities make decisions on behalf of the residents, including decisions as to the carriers of cable television. The Company's operating area development process begins with targeting a multiple apartment complex, followed by negotiations with the relevant cooperative authority, and ultimately involves reaching an agreement with the cooperative authority to allow construction and installation of the cable television network. The Company's strategy is to identify those geographic areas and apartment complexes with the most favorable demographic characteristics, highest population densities and lowest levels of competition from other cable operators.

    NEW MARKET SALES. After an agreement with a cooperative authority has been reached and construction of the cable network infrastructure has been completed, the Company focuses its efforts on direct, door-to-door sales to individual households. While the Company utilizes advertising in a variety of media (including television, radio, newspapers, magazines, cooperative and association publications, billboards, bus shelter posters and taxi placards) to build general awareness and recognition of the advantages of its cable television services, direct sales is the primary focus of the Company's marketing efforts. The distribution of promotional materials (via direct mail, leaflets and door hangers) begins several days in advance of the arrival of the Company's sales force. The materials provide for telephone and mail response, but are designed so that the potential customer expects a direct sales visit. The Company's sales force consists of native Poles who are trained in professional sales skills, personal interaction, product knowledge and appearance. All sales persons are compensated by direct sales commissions and incentive bonuses. Such employees are hired, trained and managed by Company managers whose incentive compensation is tied directly to sales results. New market sales tend to be highly seasonal, with the fourth calendar quarter being the most active sales period.

    REMARKETING SALES. After new areas have been marketed, Company remarketing efforts focus on attracting new subscribers and selling additional products and services, such as premium channels and stereo services, to existing subscribers. Direct door-to-door remarketing sales are enhanced through advertising on the Company's proprietary channels, bill inserts, door hangers, coupons, prizes and contests, as well as advertising in other media accessible to the general public. Company-wide remarketing campaigns are conducted quarterly and seasonal promotions coincide with holidays and cultural events. Sales people are entitled to additional incentive commissions for remarketing sales.

    CUSTOMER SERVICE. By implementing a Western-style customer care program that includes such features as courteous customer service representatives, prompt responses to service calls and overall reliability, the Company has introduced a quality of service generally not found in Polish consumer markets. The Company generally guarantees service within 24 hours of a subscriber request. @ Entertainment has established a customer service facility within the call center for both the cable and digital satellite direct-to-home ("D-DTH") businesses. The call center provides telemarketing and sales and service support and includes specialized billing software with on-line real time access to customer accounts, designed to provide better access to customer information and to improve customer service. The call center is operational for cable customers in the Katowice regional cluster and D-DTH customers and is expected to be operational for all cable customers by the end of 1999.

    The Company believes that its customer care program gives it a distinct competitive advantage over other cable providers in the Polish market, has contributed to the Company's low churn rate and has been a primary motivation for consumers to select the Company as their cable television provider when provided with a choice.

TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 67% of its subscribers, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the U.S. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz, with one network as high as 1 GHz. New portions of the networks which are currently being constructed are being designed to have minimum bandwidths of 860 MHz. The Company's goal is to upgrade any portion of its cable television networks that have bandwidths below 550 MHz (generally acquired from other entities) to at least 860MHz in an effort to reduce the number of satellite receivers and parts inventory required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company's cable television networks, in most cases, use a combination of fiber optic and coaxial cables in groups of 2,000 homes. The Company uses a "switched-star" configuration for its cable television networks by installing a discreet drop cable which runs from a secure lockbox to each home (as opposed to a loop system which feeds multiple homes from a single cable), allowing the Company to more efficiently disconnect non-paying customers, add or remove service options to individual homes and audit its systems to detect theft of signal. Where required, high-quality tuners are used in cable television subscriber homes. The Company intends to introduce set-top decoders for all premium channel subscribers during 1999, allowing premium channel signals to be encrypted for increased security.

    The Company's cable television networks were constructed with the flexibility and capacity to be cost-effectively reconfigured. These networks could be reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information services, including combined telephone and cable television services and digital data transmission, if the Company decides to pursue such ancillary sources of revenue in the future. The Company's systems provide excess channel capacity and are designed to maximize reliability. Most of the Company's cable networks currently have the ability to carry 40 to 60 television channels. The Company operates its systems at approximately 49% to 69% of channel/ bandwidth capacity. Two-way capability can be added to most of the Company's networks at limited cost to provide addressable and interactive services in the future. The cable television networks constructed by the Company meet or exceed the technical standards established by Polish regulatory authorities, and the Company's policy is to upgrade as rapidly as possible substandard cable television networks obtained in acquisitions. The Company is considering teaming arrangements with certain Western telecommunication companies in order to create one or more consortia to bid on regional telephone licenses, utilizing excess capacity from the Company's cable networks.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods up to 20 years. The Company also has agreements to undertake joint construction with TPSA and other utilities for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists and provide for joint construction with TPSA and other utilities of conduit infrastructure where none currently exists. At December 31, 1998, approximately 56.5% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    Generally speaking, TPSA may terminate a conduit agreement immediately (and without penalty) if:

    - The Company does not have a valid permit from the Polish State Agency of Radio Communications authorizing the construction and operation of a cable television network in a specified geographic area covering the subscribers to which the conduit delivers the signal;

    - the Company's cable network serviced by the conduit does not meet the technical specifications required by the Polish Communications Act of 1990;

    - the Company does not have a contract with the cooperative authority allowing for the installation of the cable network; or

    - the Company does not pay the rent required under the conduit agreement.

    As of December 31, 1998, TPSA was legally entitled to terminate conduit agreements covering approximately 74,000 or 8% of the Company's subscribers.

    The Company estimates that at the end of December 1998 it had over 4,378 kilometers of cable television plant constructed and that the fiber-optic backbone of its networks was substantially complete. The Company expects that its future capital expenditures for the cable business will consist primarily of capital needed for the incremental addition of new buildings with multiple apartment units and cable television subscribers to its existing networks for building or rebuilding associated with the acquisition of new cable television systems, and for other capital costs in connection with such acquisitions. From its existing infrastructure base, the Company's incremental build cost to add an adjacent apartment building or additional subscribers in buildings with multiple apartments to existing networks averages approximately $200 per subscriber (subscribers in apartment buildings represent more than 96% of the Company's total subscribers). The Company believes that several primary factors contribute to its favorable cost structure. The significant density of homes per kilometer of cable plant in the Company's core markets and the Company's conduit agreements substantially reduce its build costs. Moreover, the Company believes that the size of its construction program allows it to negotiate attractive construction labor contracts and discounts on materials.

COMPETITION

    The multi-channel pay television industry in Poland has been, and is expected to remain, highly competitive. The Company competes with other cable television operators as well as with companies employing numerous other methods of delivering television signals to subscribers. The extent to which the Company's multi-channel pay television services are competitive with alternative delivery systems depends, in part, upon the Company's ability to provide a greater variety of Polish-language programming at a reasonable price than the programming and prices available through alternative delivery systems.

    The Company believes that competition in the cable television industry is primarily based upon price, program offerings, customer service, and the quality and reliability of cable networks. Operators of small cable networks, which are active throughout Poland, pose a competitive threat to the Company because they often incur lower capital expenditures and operating costs and therefore have the ability to charge lower fees to subscribers than the Company. While these operators often do not meet the technical standards for cable systems under Polish law, enforcement of regulations governing technical standards has historically been poor. Regardless of the enforcement of these laws and regulations, the Company expects that operators of small cable networks will continue to remain a competitive force in Poland.

    In addition, certain of the Company's competitors or their affiliates have greater experience in the cable television industry and have significantly greater resources (including financial resources and access to international programming sources) than the Company. The largest competitors of the Company in Poland include. Bresnan Communications, which owns at least three cable systems (including Aster City Cable Sp. z o.o.) and Multimedia Polska S.A., a Polish entity. In addition, the Company understands that a number of cable operators in Poland (led by Bresnan Communications) have formed, or are in the process of forming, a consortium for the joint creation and production of Polish-language programming.

    The Company's cable television business also competes with companies employing other methods of delivering television signals to subscribers, such as terrestrial broadcast television signals and analog direct-to-home ("A-DTH") television services, digital direct-to-home ("D-DTH") services (including @ Entertainment's D-DTH service) and multi-channel multi-point distribution systems ("MMDS").

    Pay television services also face competition from a variety of other sources of news, information and entertainment such as newspapers, cinemas, live sporting events, interactive computer programs and home video products such as video cassette recorders. The extent of this type of competition depends upon, among other things, the price, variety and quality of programming offered by pay television services and the popularity of television itself.

TRADEMARKS

    The Company, either itself or through its subsidiaries, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Trademark applications are pending in Poland for other variations of PTK trademarks.

EMPLOYEES

    At December 31, 1998, the Company had approximately 950 permanent full-time employees and approximately 45 part-time employees. In addition, as of that date the Company employed approximately 68 salesmen who received both commissions and a nominal salary, and from time to time the Company employs additional salesmen on an as needed, commission only basis. None of the Company's employees are unionized. The Company believes that its relations with its employees are good.

                                   REGULATION

    GENERAL

    The operation of cable television systems in Poland is regulated under the Polish Communications Act of 1990 (the "Communications Act") and the Polish Radio and Television Act of 1992 (the "Television Act"). These are administered by:

    - The Polish Minister of Communications;

    - The Polish State Agency of Radio Communications ("PAR");

    - The Polish National Radio and Television Council (the "Council"); and

    Cable television operators in Poland are required to obtain permits from PAR to install and operate cable television systems and must register certain programming that they transmit over their networks with the Council.

    In contrast to cable television regulatory schemes in the U.S. and in certain other Western nations, neither the Minister of Communications nor PAR currently has the authority to regulate the rates charged by operators of cable television. However, excessive rates could be challenged by the Polish Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. Cable television operators in Poland also are subject to the Law on Copyright and Neighboring Rights of 1994 (the "Copyright Act") which provides intellectual property rights protection to authors and producers of programming. Under the terms of the Television Act, broadcasters in Poland are regulated by, and must obtain a broadcasting license from the Council.

COMMUNICATIONS ACT

    PERMITS. The Communications Act and the required permits issued by PAR set forth the terms and conditions for providing cable television services, including:

    - the terms of the permits;

    - the area covered by the permits;

    - technological requirements for cable television networks; and

    - restrictions on ownership of cable television operators.

    If a cable operator breaches the terms of its permits or the provisions of the Communications Act, or if such operator fails to acquire permits covering areas serviced by its networks, PAR can impose penalties on such operator, including:

    - fines;

    - the revocation of all permits covering the cable networks where such breach occurred; or

    - the forfeiture of the cable operator's cable networks.

    In addition, the Communications Act provides that PAR may not grant a new permit to, or renew an expiring permit held by, any applicant that has had, or that is controlled by an entity that has had, a permit revoked within the previous five years.

    FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act and applicable Polish regulatory restrictions provide that permits may only be issued to and held by Polish citizens, or companies in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must be comprised of Polish citizens residing in Poland. These restrictions do not apply to any permits issued prior to July 7, 1995.

    THE COMPANY'S PERMITS AND NEW CORPORATE ORGANIZATIONAL STRUCTURE. Prior to the creation of PAR and the permit system, one of the Company's subsidiaries, Polska Telewizja Kablowa S.A. ("PTK S.A."), received a license to operate cable television systems in Warsaw, Krakow and the areas surrounding these cities under the Polish Foreign Commercial Activity Act.

    To comply with the foreign ownership requirements discussed above, the Company created a new entity, Polska Telewizja Kablowa Operator Sp. z o.o. ("PTK Operator"), which does and will and operate the Company's new or existing cable networks whose permits are subject to the foreign ownership restrictions discussed above. PCI will hold a 49% ownership stake in PTK Operator while the remaining 51% will be held by a Polish entity. PCI will, in turn, hold 49% of the Polish entity, and the remaining 51% interest in the Polish entity is expected to be owned in part by a Polish financial company. The Company believes that this ownership and operating structure complies with the requirements of Polish law. PAR has granted several permits to the Company and its competitors, based on the lease of assets, for networks using an ownership and operating structure substantially similar to the one described above.

    Specifically, subsidiaries of the Company have received approximately 106 permits from PAR, covering approximately 674,200 of the Company's approximately 738,400 basic and intermediate subscribers at December 31, 1998, including approximately 11,701 subscribers for whom the Company's permits are deemed extended under Polish law pending PAR's response to the Company's permit renewal applications. However, certain subsidiaries of the Company do not have valid permits covering certain of the areas in which they operate cable networks. Of the approximately 64,200 basic and intermediate subscribers at December 31, 1998 located in areas for which subsidiaries of the Company do not currently have valid permits, approximately 78% are located in areas serviced by recently acquired or constructed cable networks for which permit applications cannot be made until all permit requirements are satisfied (including obtaining agreements with cooperative authorities and the upgrade of the acquired network to meet technical standards where necessary and satisfying foreign ownership limitations), and approximately 22% are located in areas serviced by networks for which subsidiaries of the Company have permit applications pending. These subsidiaries of the Company have 9 permit applications pending. There can be no assurance that PAR will issue any or all of the permits for which such subsidiaries have applied.

    The Company may be subject to penalties if PAR or other Polish regulatory authorities determine that all or part of the Company's ownership and operating structure violates Polish regulatory restrictions on foreign ownership. The Company would also be subject to penalties if PAR chooses to take action against it for operating cable television networks in areas not covered by valid permits.

    Any such actions by PAR or other Polish regulatory authorities would have a material adverse effect on the Company's business, financial condition and results of operations.

TELEVISION ACT

    THE POLISH NATIONAL RADIO AND TELEVISION COUNCIL. The Council, an independent agency of the Polish government, was created under the Television Act to regulate broadcasting in Poland. The Council has regulatory authority over both the programming that cable television operators transmit over their networks and the broadcasting operations of broadcasters.

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming which will be aired on that channel with the Chairman of the Council prior to transmission. In general, the Chairman of the Council will refuse registration of programming if:

    - the applicant is not legally entitled to use the cable network over which the programming will be distributed (I.E., does not have a PAR permit covering the network);

    - the broadcasting of the programming in Poland would violate Polish law, including provisions of the Television Act governing sponsorship, advertising and minimum Polish and European content requirements for programming broadcast by Polish broadcasters; or

    - the transmission of the programming over the cable network would violate the Television Act or other provisions of applicable Polish law.

    The Company's subsidiaries have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have permits. The Chairman of the Council may revoke the registration of any of the Company's programming, or may not register all additional programming that the Company desires to transmit over the Company's networks. In addition, the Council may take action regarding unregistered programming that the Company transmits over cable networks for which the Company does not yet have PAR permits. Such actions could include the levying of monetary fines against the Company, and the seizure of equipment involved in transmitting such unregistered programming as well as criminal sanctions against the Company's management. These actions could have a material adverse effect on the Company's business, financial condition and results of operations.

    RESTRICTIONS ON FOREIGN OWNERSHIP OF POLISH BROADCASTERS. The Television Act provides that programming may be broadcast in Poland only by Polish entities in which foreign persons hold no more than 33% of the share capital, ownership interest and voting rights. In addition, the Television Act and applicable Polish regulatory restrictions provide that the majority of the management and supervisory boards of any broadcaster company holding a broadcasting license must be comprised of Polish citizens residing in Poland. Companies that engage in broadcasting in Poland are required to obtain a broadcasting license from the Chairman of the Council under the Television Act. The Council may revoke a broadcasting license for, among other things:

    - violations of the Television Act;

    - violations of the terms of the broadcasting license; or

    - violations of restrictions on foreign ownership of broadcasters.

    If the Polish regulatory authorities were to conclude that the Company's ownership or distribution structure is not to in compliance with Poland's regulatory restrictions on foreign ownership, the Company could be forced to incur significant costs in order to bring its ownership structure and distribution system into compliance with the applicable regulations and the Company may be forced to dispose of its ownership interests in various entities. These regulatory restrictions may materially adversely affect the Company's ability to enter into relationships with other entities that produce, broadcast and distribute programming in Poland, which in turn would have a material adverse effect on the Company's business, results of operations and financial condition.

    REQUIREMENTS CONCERNING PROGRAMS BROADCAST FROM OUTSIDE OF POLAND AND THEIR POSSIBLE IMPACT ON THE COMPANY. The Television Act does not include regulations directly applicable to the broadcasting of programs being broadcast from abroad and received in Poland. Specifically, there are no regulations in force concerning satellite broadcasting of a program directed to a Polish audience if the transmission to the satellite for the broadcasting of such program is made by a foreign broadcaster from outside of Poland. The Company believes that the Television Act does not apply to such broadcasting and that such activity is not subject to Polish broadcasting requirements. The Council has not officially adopted an interpretation of this issue. While there have been no court rulings on this issue, a subsidiary of Canal+ has filed suit against HBO Polska Sp. z o.o. and certain Polish cable operators (including subsidiaries of the Company) alleging violations of the Television Act. See "Item 3. Legal Proceedings."

    The Company could become subject to restrictions with respect to its business in the event that the Polish regulatory authorities were to determine that an entity which produces or assembles programming entirely in Poland, and which provides such programming to a third-party for transmission from abroad is a broadcaster for purposes of the Television Act. The burden of complying with any such future regulations or any failure to so comply could have a material adverse effect on the Company's business, results of operations and financial conditions.

COPYRIGHT PROTECTION

    PROTECTION OF RIGHTS OF POLISH AUTHORS AND PRODUCERS OF
PROGRAMMING. Television operators, including cable operators, in Poland are subject to the provisions of the Polish Copyright Act, which governs the enforcement of intellectual property rights. Polish copyright law distinguishes between authors, who are the creators of programming, and producers, who acquire intellectual property rights in programs created by others. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator has a right to receive compensation from such operator or to prevent transmission of the program.

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP"), and can also be enforced by the holders themselves. In practice, the compensation paid to the holder of a Polish copyright on programming that is transmitted over a cable television system is usually set by contract between collective rights organizations such as ZAIKS and ZASP and the individual cable television operator. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of its cable subsidiaries operate under a contract with ZAIKS. In the event that a cable operator transmits programming in violation of a Polish copyright, either the copyright holder or the collective rights organization which the copyright holder is a member of may sue the cable operator for an injunction preventing further violations or an accounting for profits or damages. In addition, a violation of the Copyright Act by a cable television operator also constitutes a violation of the Communications Act and of the operator's permits. See "--Communications Act" for a discussion of the penalties and consequences associated with violations of the Communications Act and of a television operator's permits.

    PROTECTION OF RIGHTS OF FOREIGN AUTHORS AND PRODUCERS OF
PROGRAMMING. Foreign authors of programming receive protection under the Copyright Act for programming that is either:

    - originally published in Poland;

    - originally published simultaneously in Poland and abroad; or

    - originally published in Polish-language form.

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

    Poland has adopted the Rome Convention, which extends copyright protection to programs of foreign producers. Poland became bound by its terms on June 13, 1997. The Company currently makes copyright payments to the foreign programmers requiring these types of payments, such as CNN, Eurosport and the Cartoon Network.

ANTI-MONOPOLY ACT

    Competition in Poland is governed by the Anti-Monopoly Act. The Anti-Monopoly Act established the Anti-Monopoly Office which is responsible for the detection and regulation of monopolistic and other anti-competitive practices. The current Polish anti-monopoly laws with respect to the cable and programming industries are not well established, and the Anti-Monopoly Office has not articulated comprehensive standards that may be applied in an antitrust review in such industries. In general, the Anti-Monopoly Act prohibits such anti-competitive arrangements and practices as:

    - monopolistic agreements;

    - abuse of dominant market position;

    - price-fixing arrangements;

    - division of market arrangements; and

    - creation of market entry barriers.

    If detected, the Anti-Monopoly Office may deem agreements which embody or employ such practices, as null and void. A finding by the Anti-Monopoly Office that the Company's past, present or future operations, agreements or strategic actions constituted violations of the anti-monopoly laws could adversely impact its business, strategy, financial condition or results of operations.

    MARKET DOMINANCE. Although the Anti-Monopoly Act does not preclude an enterprise from occupying a dominant market position, any activities by such enterprise is subject to detailed scrutiny by the Anti-Monopoly Office. Market dominance is often defined as a company's ability to act independently of competitors, contractors, and consumers. Companies that have 40% or more of the market share of the relevant market and do not face significant competition are usually deemed to have market dominance, and therefore face greater scrutiny from the Anti-Monopoly Office. The Anti-Monopoly Office has been granted the power to review a company's past and present activities, including its pricing policies, for potential anti-competitive behavior.

    PRE-NOTIFICATION OF TRANSACTIONS. The Anti-Monopoly Act requires parties to certain types of transactions to notify the Anti-Monopoly Office prior to the consummation of the proposed transaction. Pursuant to the current interpretation of the Anti-Monopoly Office, transactions between non-Polish parties affecting market conditions in Poland may also require notification to the Anti-Monopoly Office. Sanctions for failure to notify the Anti-Monopoly office include the imposition of fines on parties to the transaction at issue. The Company believes that it may be required to obtain the Anti-Monopoly Office's approval for future acquisitions, but the Anti-Monopoly Office may not approve the Company's future acquisitions and dispositions.

    RECENT ANTI-MONOPOLY OFFICE FINDINGS WITH RESPECT TO THE COMPANY AND ITS SUBSIDIARIES. From time to time, the Company receives inquiries from and is subject to review by various divisions of the Anti-Monopoly Office. The Anti-Monopoly Office recently issued a decision that PCI had achieved a dominant position and abused that dominant position in one of the areas in which it operates by moving certain satellite channels to a different frequency. A number of PCI's subscribers, whose television sets are not equipped to receive the new frequency, received several different channels to replace the channels which had been moved. The Company appealed both the finding of dominance and the finding that PCI acted improperly by moving certain channels to the new frequency. The Anti-Monopoly Court modified the Anti-Monopoly Office's decision by ruling that PCI had abused its dominant position by moving certain channels to another frequency without termination of its agreements with subscribers whose television sets are not equipped to receive the new frequency. The Anti-Monopoly Court did not impose a fine on the Company or its subsidiaries. The Company estimates that less than 1% of its subscribers in the area under review have such television sets and would be affected by the ruling if, in the future, the Company finds it necessary for technical reasons to move channels to another frequency. The Company is appealing both the finding of dominance and the finding that the Company must terminate some of its agreements with certain subscribers before moving channels to another frequency.

    In another market, the Anti-Monopoly Office recently issued a decision that PCI had achieved a dominant position and abused that dominant position by: (1) failing to create a uniform system for customer complaints, (2) increasing rates without providing subscribers a detailed basis for the price increases, and (3) changing the programming line-up without sufficient notice to subscribers. The Anti-Monopoly Office did not impose a fine in connection with its decision. The Company is appealing both the finding of dominance and the finding that it acted improperly in its relations with subscribers.

    In another market, the Anti-Monopoly Office recently issued a decision that PCI had achieved a dominant position and abused that dominant position by issuing an offer to subscribers for the extended basic package in a certain form. The Anti-Monopoly Office imposed a fine of 26,700 zloty (approximately $7,600 at, the December 31, 1998 conversion date). The Company is appealing the fine, the finding of dominance and the finding that the form of its offer to subscribers was improper.

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994 Poland made an official application for membership of the European Union ("EU"). Negotiations on the terms of Poland's proposed admission to the commenced in the March 1998. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and EC competition law in their then current versions.

ITEM 2. PROPERTIES

    On December 31, 1998, the Company owned equipment used for its cable television business, including 108 satellite receivers, and approximately 4,378 kilometers of cable plant. The Company has approximately 206 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 26,300 square meters (most of which is land adjacent to buildings). The areas leased by the Company range from approximately 10 square meters up to more than 1,600 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with the TPSA (the Polish national telephone company) and, in certain cases, with other entities. The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cables. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes based on the change of U.S. dollar exchange rates or on the increase of real maintenance costs. A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. For a list of the reasons for which TPSA can terminate a conduit agreement, the proportion of the Company's cable subscribers serviced by conduit leases subject to immediate termination and the consequences to the Company of the loss to those conduit leases, see "Business--Cable Operations--Technology and Infrastructure."

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

    Two of the Company's cable television subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK, S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal + S.A. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered
(i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

    For a discussion of certain Anti-Monopoly Office's findings relating to the Company, see "Regulation--Anti-Monopoly Act."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF CAPITAL STOCK

    Set forth below is certain information concerning the Company's capital stock and a brief summary of the material provisions of the Company's capital stock, Certificate of Incorporation and By-Laws. This description does not purport to be complete and is qualified in its entirety by reference to the Company's Certificate of Incorporation and By-Laws.

GENERAL

    At March 18, 1999, the Company has authorized stock of 33,000 shares, of which (i) 27,000 shares are common stock, par value $0.01 per share ("Common Stock"), (ii) 4,000 shares are Series A Preferred Stock, par value of $1.00 per share ("Series A Preferred Stock"), and (iii) 2,000 shares are Series C Preferred Stock, par value of $0.01 per share ("Series C Preferred Stock").

    At March 18, 1999 there were (i) 18,948 shares of Common Stock, (ii) 4,000 shares of Series A Preferred Stock, and (iii) 2,000 shares of Series C Preferred Stock issued, outstanding and fully paid.

COMMON STOCK

    DIVIDENDS. Holders of Common Stock are entitled to dividends when, as and if declared by the Board of Directors.

    VOTING RIGHTS. Holders of Common Stock are entitled to one vote per share on all matters submitted to the shareholders of the Company. Except as otherwise required by law, the shares of Series B Preferred Stock are entitled to vote on an equal basis together with the shares of Common Stock at any annual or special meeting of the stockholders of the Company, or may act by written consent in the same manner as the holders of Common Stock.

    Under New York law, the affirmative vote of the holders of a majority of the outstanding shares of Common Stock is required to approve, among other things, a change in the designations, preferences or limitations of the shares of Common Stock.

    LIQUIDATION RIGHTS. Upon liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to share ratably all assets available for distribution after payment in full of, or provision for the payment in full of, debts and other liabilities of the Company and payment of distributions to preferred shareholders.

SERIES A PREFERRED STOCK

    DIVIDENDS. The holders of Series A Preferred Stock are not entitled to receive dividends.

    VOTING RIGHTS. The holders of Series A Preferred Stock are not entitled to vote on any matters submitted to the shareholders of the Company, except as otherwise required by applicable law.

    REDEMPTION. The Company is required on October 31, 2004 (the "Redemption Date"), to redeem the Series A Preferred Stock. At the option of the Company, the Series A Preferred Stock may be redeemed at any prior time, in whole or in part. The redemption price per share of Series A Preferred Stock is $10,000. Any shares of Series A Preferred Stock that have at any time been redeemed or repurchased by the Company will, after such redemption or repurchase, be cancelled by the Company and will not be available for reissue.

    LIQUIDATION. Upon liquidation, dissolution or winding up of the Company, after payment in full of, or provision for the payment of, the debts and other liabilities of the Company, the remaining assets available for distribution to shareholders will be distributed first to the holders of the Series A Preferred Stock, to the extent available, in an amount equal to $10,000 per share, but if the funds available therefor are insufficient, then to the holders of Series A Preferred Stock on a PRO RATA basis in accordance with the number of shares of Series A Preferred Stock held by each holder.

SERIES B PREFERRED STOCK

    Prior to August 6, 1998, @Entertainment held all of the issued and outstanding shares of the Company's Series B Preferred Stock. On August 6, 1998, @Entertainment consented to the cancellation of all of the issued and outstanding shares of the Company's Series B Preferred Stock. The accreted value of these shares was reclassified as paid-in capital. No shares of the Company's Series B Preferred Stock are authorized or available for reissuance.

SERIES C PREFERRED STOCK

    DIVIDENDS. The holders of Series C Preferred Stock are not entitled to receive dividends.

    VOTING RIGHTS. The holders of Series C Preferred Stock are not entitled to vote on any matters submitted to the shareholders of the Company, except as otherwise required by applicable law.

    REDEMPTION. On the Redemption Date, the Company is required to redeem the Series C Preferred Stock. At the option of the Company, the Series C Preferred Stock may be redeemed at any time, in whole or in part. The redemption price per share of Series C Preferred Stock is $10,000. From and after the close of business on the Redemption Date, unless there has been a default in the payment of the redemption price, all rights of holders of shares of Series C Preferred Stock which shares have been redeemed cease and thereafter such shares will not be deemed to be outstanding for any purposes whatsoever. Any shares of Series C Preferred Stock that have at any time been redeemed or repurchased by the Company will, after such redemption or repurchase, be cancelled by the Company and will not be available for reissuance.

    LIQUIDATION. Upon liquidation, dissolution or winding up of the affairs of the Company, after payment or provisions for the payment of the debts and other liabilities of the Company, the assets then available for distribution to the shareholders will be distributed first to the holders of the Series A Preferred Stock, to the extent available, in an amount equal to $10,000 per share, second to the holders of the Series B Preferred Stock, to the extent available, in an amount equal to $10,000 per share, and third to the holders of the Series C Preferred Stock, to the extent available, in an amount equal to $10,000 per share, but if the funds available thereafter are insufficient, then to the holders of Series C Preferred Stock on a PRO RATA basis in accordance with the number of shares held by each holder of Series C Preferred Stock.

SERIES D PREFERRED STOCK

    All of the authorized shares of Series D Preferred Stock were redeemed on March 29, 1996 and no such shares are available for reissuance.

ITEMS REQUIRING SUPERMAJORITY VOTE UNDER THE CERTIFICATE OF INCORPORATION

    The following actions require (i) the affirmative vote of at least four directors, followed by the affirmative vote of the percentage of issued and outstanding capital stock entitled to vote thereon at a meeting of the shareholders as required under the New York Business Corporation Law ("NYBCL"), if such action is required to be submitted to the shareholders under the NYBCL, or (ii) if any such action is not approved by at least four directors, then any such action will require the affirmative vote of at least 61% of the total voting power of the capital stock issued and outstanding and entitled to vote thereon, provided however that if board approval of such action is required under the NYBCL, the action will also require the approval of the Board of Directors at a special meeting of the Board of Directors (and for no purposes other than the approval of actions taken pursuant to this subsection (ii)) for which two-fifths of the total number of directors constitutes a quorum:

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

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1998. The selected consolidated financial data set forth below has been derived from the consolidated financial statements of the Company and the notes thereto prepared in conformity with generally accepted accounting principles as applied in the United States, which have been audited by the Company's independent public accountants (the "Consolidated Financial Statements"). The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                     YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                    1994        1995        1996         1997          1998
                                                 ----------  ----------  -----------  -----------  -------------

                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Cable television revenue.......................  $    8,776  $   18,557  $    24,923  $    37,575  $      52,971
Operating expenses:
  Direct operating expenses....................      (2,119)     (5,129)      (7,193)     (11,416)       (34,843)
  Selling, general and administrative
    expenses(1)................................      (2,818)     (4,684)      (9,289)     (28,165)       (19,559)
  Depreciation and amortization................      (3,459)     (5,199)      (9,788)     (16,231)       (21,635)
                                                 ----------  ----------  -----------  -----------  -------------
Operating (loss)/income........................         380       3,545       (1,347)     (18,237)       (23,066)

Interest and investment income.................          78         174        1,274        3,176          1,020
Interest expense...............................      (2,327)     (4,373)      (4,687)     (13,281)       (14,320)
Foreign exchange loss, net.....................         (27)        (17)        (761)      (1,107)          (617)
                                                 ----------  ----------  -----------  -----------  -------------
Loss before income taxes, minority interest and
  extraordinary item...........................      (1,896)       (671)      (5,521)     (29,449)       (36,983)
Income tax (expense)/benefit...................        (803)       (600)      (1,273)         975           (210)
Minority interest..............................         316         (18)       1,890       (3,586)            --
                                                 ----------  ----------  -----------  -----------  -------------
  Loss before extraordinary item...............      (2,383)     (1,289)      (4,904)     (32,060)       (37,193)
Extraordinary item--loss on early
  extinguishment of debt(2)....................          --          --       (1,713)          --             --
                                                 ----------  ----------  -----------  -----------  -------------
  Net loss.....................................      (2,383)     (1,289)      (6,617)     (32,060)       (37,193)
Accretion of redeemable preferred stock........          --          --       (2,870)      (4,194)        (4,106)
Preferred stock dividends......................      (1,811)         --       (1,738)          --             --
Excess of carrying value of preferred stock
  over consideration paid......................          --          --        3,549           --             --
                                                 ----------  ----------  -----------  -----------  -------------
Net loss applicable to holders of common
  stock........................................  $   (4,194) $   (1,289) $    (7,676) $   (36,254) $     (41,299)
                                                 ----------  ----------  -----------  -----------  -------------
                                                 ----------  ----------  -----------  -----------  -------------
Basic and diluted net loss per common share....  $  (310.51) $   (95.67) $   (435.72) $ (1,913.34) $   (2,179.60)
                                                 ----------  ----------  -----------  -----------  -------------
                                                 ----------  ----------  -----------  -----------  -------------

                                                                            AS OF DECEMBER 31,
                                                         --------------------------------------------------------
                                                           1994       1995        1996        1997        1998
                                                         ---------  ---------  ----------  ----------  ----------

                                                                              (IN THOUSANDS)
Consolidated Balance Sheets Data:
  Cash and cash equivalents............................  $   2,493  $   2,343  $   68,483  $   25,750  $    2,574
  Property, plant and equipment, net...................     33,235     52,320      84,833     109,090     136,868
  Total assets.........................................     47,376     68,058     217,537     189,783     193,785
  Total notes payable..................................     35,988     59,405     130,074     130,110     138,441
  Redeemable preferred stock...........................         --         --      34,955      39,149      30,977
  Total stockholders' equity...........................      1,479        190      31,048       4,219     (13,561)

------------------------

(1) The year ended December 31, 1997 includes a non-cash compensation expense of $9,425,000 relating to the granting of certain management stock options. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the Consolidated Financial Statements.

(2) See Note 10 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's business consists primarily of the operations of its cable television systems in Poland.

    The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service package and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers "broadcast", "intermediate" (in limited areas) and basic packages of cable service. At December 31, 1998, approximately 75% of the Company's subscribers received its "basic" package. For the year ended December 31, 1998, approximately 89% of the Company's revenue was derived from monthly subscription fees. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system.

    When the Company began operations in 1990, revenue from installation fees exceeded revenue from monthly subscription fees because of the significant number of new installations and the high amount of the installation fees relative to the small existing subscriber base. As the Company's cable subscriber base has grown, aggregate monthly subscription revenue has increased and installation fees, while currently increasing on an absolute basis, have declined as a percentage of total revenue. The Company expects that installation fees will continue to constitute a declining portion of the Company's revenue.

    During 1998, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channel primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 19 channels. Management believes that this selection of high-quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

    The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company has increased the monthly price for the basic package service to reflect the increased channel availability, and premium channels such as Wizja 1 (which is owned by @ Entertainment) and HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) are each offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. For the year ended December 31, 1998, the Company's overall churn rate increased to 15.25%, and it experienced churn in premium services with penetration falling by 8,494 subscribers or 18.8% from December 31, 1997. The Company is planning to encrypt the HBO Poland service and install analog decoders for all premium subscribers during 1999.

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

    The Company generated operating losses of $1.3 million for 1996, $18.2 million for 1997 and $23.1 million for 1998, primarily due to the purchase of Wizja TV programming in 1998 for $12.9 million, increased levels of acquisitions and related costs, and increases in depreciation and amortization due to growth in cable systems and goodwill from acquisitions. In addition, for the year ended December 31, 1997 the Company recorded a one-time charge for non-cash compensation related to stock options of $9.4 million.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non-recurring items (e.g., compensation expense related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported EBITDA of $8.4 million for 1996, $7.4 million for 1997 and negative $1.4 million for 1998.

    An analysis of cable subscriber growth is presented in the table below:

                                                                                      DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
Homes passed..........................................................    1,591,981     1,408,099     1,088,540
Basic subscribers.....................................................      698,342       606,630       437,999
  Subscriber growth
    Organic...........................................................      196,714       135,019        98,213
    Through acquisitions..............................................        7,478       110,919       108,657
    Churn.............................................................     (112,480)(1)     (77,307)(1)     (25,747)
                                                                        ------------  ------------  ------------
    Total net growth..................................................       91,712       168,631       181,123
                                                                        ------------  ------------  ------------
Basic penetration.....................................................         43.9%         43.1%         40.2%
Intermediate subscribers..............................................       40,037        29,653        22,626
                                                                        ------------  ------------  ------------
Basic and intermediate subscribers....................................      738,379       636,283       460,625
                                                                        ------------  ------------  ------------
Broadcast subscribers.................................................      196,961       132,618        78,717
                                                                        ------------  ------------  ------------
Total subscribers.....................................................      935,340       768,901       539,342
                                                                        ------------  ------------  ------------
Premium subscribers--HBO..............................................       36,615        45,109            --
Premium penetration--HBO..............................................          5.2%          7.4%          0.0%

Basic revenue / basic subscriber/month................................   $     5.69    $     4.99    $     4.36
Total revenue/ basic subscriber/month.................................   $     6.75    $     6.08    $     6.35

------------------------

(1) The increases in churn were mainly due to increases in subscription rates and the disconnection of non-paying customers.

1998 COMPARED TO 1997

    CABLE TELEVISION REVENUE. Revenue increased $15.4 million or 41.0% from $37.6 million in 1997 to $53.0 million in 1998. This increase was primarily attributable to a 16.0% increase in the number of basic and intermediate subscribers from approximately 636,000 at December 31, 1997 to approximately 738,000 at December 31, 1998, as well as an increase in monthly subscription rates. The Company introduced the Wizja TV programming package on the Company's cable systems for basic subscribers on June 5, 1998, and after an initial free period, significantly increased prices in September 1998. Approximately 91.85% of the increase in basic subscribers was the result of expansion of the Company's existing cable networks and the remainder was due to acquisitions.

    Revenue from monthly subscription fees represented 85.2% of cable television revenue for the year ended December 31, 1997 and 88.9% for the year ended December 31, 1998. Installation fee revenue for 1998 decreased by 66.7% compared to 1997, from $3.1 million to $1.0 million. During 1998, the Company generated approximately $3.1 million of additional premium channel subscription revenue as a result of providing the HBO Poland service and Canal + premium movie channels to cable subscribers as compared to $1.0 million for the year ended December 31, 1997.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $23.4 million, or 205.3%, from $11.4 million in 1997 to $34.8 million in 1998, principally as a result of higher programming expenses related to the newly introduced Wizja TV programming package, higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's networks and standards as well as the increased size of the Company's cable television system. The Company incurred $12.9 million in programming costs for the purchase of the Wizja TV programming package from an affiliate of the Company. Direct operating expenses increased from 30.4% of revenues for 1997 to 65.7% of revenues for 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $8.6 million or 30.4% from $28.2 million in 1997 to $19.6 million in 1998. A portion of this decrease was due to non-cash non-recurring compensation expense of $9.4 million in the year ended December 31, 1997 in connection with stock options granted to certain key executives.

    As a percentage of revenue, selling, general and administrative expenses decreased from 75.0% for 1997 to approximately 36.9% for 1998. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 50.0% in 1997. This percentage decrease was attributable to operating efficiencies realized by the Company in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $5.4 million, or 33.3%, from $16.2 million in 1997 to $21.6 million in 1998, principally as a result of depreciation of additional cable television networks and the continued build-out of the Company's cable networks and amortization of goodwill from acquisition. Depreciation and amortization expense as a percentage of revenues decreased from 43.2% in 1997 to 40.8% in 1998.

    INTEREST EXPENSE. Interest expense increased $1.0 million, or 7.5%, from $13.3 million in 1997 to $14.3 million in 1998 as a result of interest paid on loans assumed in acquisitions of subsidiaries and an additional loan draw down in June 1998.

    INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $2.2 million, or 68.7%, from $3.2 million in 1997 to $1.0 million in 1998, primarily due to the reduction in the level of cash available for investment in 1998 as the proceeds from the Company's 9 7/8% Senior Notes due 2003 (the "PCI Notes") issued in 1996 were used to fund network expansion and operating losses.

    FOREIGN EXCHANGE LOSS, NET. Foreign exchange loss decreased $0.5 million or 45.4% from $1.1 million in 1997 to $0.6 million in 1998, primarily due to more favorable exchange rate fluctuations.

    MINORITY INTEREST.   No minority interest was recorded for the year ended
December 31, 1998, compared to a minority interest expense of $3.6 million for the corresponding period in 1997. The 1997 expense represents a fourth quarter adjustment to write off certain receivable balances that were not recoverable. All minority interests were eliminated in 1998 as the minority interest share of the losses exceeded the value of the minority interest investments.

    NET LOSS. For 1997 and 1998, the Company had net losses of $32.1 million and $37.2 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $36.3 million in 1997 to $41.3 million in 1998 due to the current year accretion of redeemable preferred stock and the factors discussed above.

1997 COMPARED TO 1996

    CABLE TELEVISION REVENUE. Revenue increased $12.7 million or 51.0% from $24.9 million in 1996 to $37.6 million in 1997. This increase was primarily attributable to a 45.2% increase in the number of basic and intermediate subscribers from approximately 460,000 at December 31, 1996 to approximately 636,000 at December 31, 1997, as well as an increase in monthly subscription rates. Approximately 69.3% of the increase in basic subscribers was the result of acquisitions and the remainder was due to build-out of the Company's existing cable networks.

    Revenue from monthly subscription fees represented 87.2% of cable television revenue for the year ended December 31, 1996 and 90.1% of cable television revenue for the year ended December 31, 1997. Installation fee revenue for the year ended December 31, 1997 decreased by 6.3% compared to the year ended December 31, 1996, from $3.2 million to $3.0 million. During the year ended December 31, 1997, the Company generated approximately $56,000 of additional premium subscription revenue and approximately $941,000 of additional premium channel installation revenue as a result of providing the HBO Poland service pay movie channel to cable subscribers.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $4.2 million, or 58.3%, from $7.2 million in 1996 to $11.4 million in 1997, principally as a result of higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 28.9% of revenues for the year ended December 31, 1996 to 30.4% of revenues for 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $18.9 million or 203.2% from $9.3 million in 1996 to $28.2 million in 1997. A portion of this increase was due to non-cash compensation expense of $9.4 million in 1997 related to options to purchase shares granted to key executives. The remainder of the increase was attributable to an increase in sales and marketing expenses incurred in newly acquired networks, costs associated with the agreement relating to sale of advertising on Atomic TV, and costs of launching the distribution of the HBO Poland service premium pay movie channel. Compensation expense also increased as the Company established in 1997 a management team of senior executives who have significant experience in the cable television and programming businesses.

    As a percentage of revenue, selling, general and administrative expenses increased from 37.3% for 1996 to approximately 75.0% for 1997. However, without considering the non-cash compensation expense related to the stock options described above, selling, general and administrative expenses as a percentage of revenues would have been 50.0% in 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $6.4 million, or 65.3%, from $9.8 million in 1996 to $16.2 million in 1997, principally as a result of depreciation of additional cable television systems acquired and the continued build-out of the Company's networks. Depreciation and amortization expense as a percentage of revenues increased from 39.3% for the year ended December 31, 1996 to 43.2% for the year ended December 31, 1997.

    INTEREST EXPENSE. Interest expense increased $8.6 million, or 182.8%, from $4.7 million in 1996 to $13.3 million in 1997 primarily due to the inclusion of a full year's interest on PCI Notes, which were issued in October 1996.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased $1.9 million, or 146.2%, from $1.3 million in 1996 to $3.2 million in 1997, primarily due to the income derived from the investment of a portion of the net proceeds from the issuance of PCI Notes in October 1996.

    FOREIGN EXCHANGE LOSS. Foreign exchange loss increased from $0.8 million in 1996, to $1.1 million in 1997 primarily due to less favorable exchange rate fluctuations.

    MINORITY INTEREST. Minority interest income was $1.9 million in 1996 compared to minority interest expense of $3.6 million in 1997, resulting from a fourth quarter adjustment to write off certain receivable balances that were not recoverable.

    EXTRAORDINARY ITEM. During 1996 the Company prepaid a loan from the Overseas Private Investment Corporation ("OPIC"), resulting in an extraordinary loss of $1.7 million, consisting of a prepayment penalty of $147,000 and a non-cash charge of $1,566,000 to write off deferred financing costs.

    NET LOSS. For 1996 and 1997, the Company had net losses of $6.6 million and $32.1 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $7.7 million in 1996 to $36.3 in 1997 million due to the $2.4 million accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's former principal stockholders, including Polish Investments Holding L.P. ("PIHLP"), the Cheryl Anne Chase Marital Trust ("CAC Trust"), certain members of David T. Chase's family and family trusts (the "Chase Family") (collectively the "Chase Entities") and ECO Holdings III Limited Partnership ("ECO"), who became principal stockholders of @ Entertainment, Inc. pursuant to a reorganization (the "Former Principal Stockholders"), (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of PCI's 9 7/8% Senior Notes due to 2003 ("PCI Notes"). The Company had positive cash flows from operating activities in 1996 and 1998 of $6.1 million and $14.3 million, respectively, primarily due to the increase of accounts payable and accrued expenses and the deferral of the payment of interest expense in 1996, and the decrease of amounts due from affiliates, increase in accounts payable and accrued expenses, and income tax refunds received in 1998. The Company had negative cash flows from operating activities for 1997 of $9.6 million, due to the Company's net loss.

    Cash used for the purchase and expansion of the Company's cable television networks was $26.6 million, $33.8 million and $42.6 million in 1996, 1997 and 1998, respectively.

    Cash used for the acquisition of subsidiaries, net of cash received, was $13.3 million, $18.0 million and $17.6 million in 1996, 1997 and 1998, respectively. The Company spent approximately $3.9 million, $5.9 million and $8.1 million in 1996, 1997 and 1998, respectively, to upgrade major acquired networks to meet the Company's technical standards.

    During 1996, the Company issued common and preferred stock to certain of the Former Principal Stockholders for approximately $82 million. On March 29, 1996, the Company consummated a transaction in which ECO purchased shares of common and preferred stock of the Company for a price of $65 million. On March 29, 1996, PIHLP purchased additional shares of preferred and common stock of the Company for an aggregate purchase price of approximately $17 million. The Company applied approximately $55 million of the proceeds of these transactions to repay indebtedness owed to Chase American Corporation, which is beneficially owned by the Chase Family, and approximately $8.5 million to redeem preferred stock held by PIHLP, which is beneficially owned by the Chase Family.

    During 1996, the Company also entered into an agreement with American Bank in Poland, S.A. ("AmerBank") which provides for a credit facility of approximately $6.5 million. Interest, based on LIBOR plus 3%, is due quarterly. All advances under the loan must be repaid by August 20, 1999. All amounts under this facility were drawn in June 1998.

    On October 31, 1996, $130 million aggregate principal amount of the PCI Notes were sold by the Company to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. The PCI Notes were issued pursuant to an indenture.

    Pursuant to the indenture governing the PCI Notes (the "PCI Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sale of assets. The Company is in compliance with these covenants. The PCI Indenture limits, but does not prohibit, the payment of dividends by PCI and the ability of PCI to incur additional indebtedness. PCI could not pay dividends to @Entertainment as of December 31, 1998 because certain financial ratios did not meet the minimums provided in the PCI's indenture. Pursuant to the AmerBank credit facility, the Company is subject to certain informational and notice requirements but is not subject to restrictive covenants.

    Since the commencement of its operations in 1990, the Company has required external funds to finance the buildout of its existing networks and to finance acquisitions of new cable television networks. The Company had relied on the equity investments and loans from stockholders and their affiliates and borrowings under available credit facilities to provide the funding for these activities. The Company does not expect that its former stockholders and their affiliates will continue to make capital contributions and loans to the Company. There can be no assurance that the Company's parent, @Entertainment, will make capital contributions and loans to the Company.

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

    The Company is dependent on obtaining new financing to achieve this business strategy. Future sources of financing for the Company could include public or private debt offerings or bank financings or any combination thereof, subject to the restrictions contained in the indentures governing the Company's and @Entertainment's outstanding senior indebtedness. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment, to provide financing to achieve the Company's business strategy. @Entertainment has represented that it will make such financing available to fund the Company's current business strategy for the next twelve months.

YEAR 2000 COMPLIANCE

    The Company is dependent upon computer systems and other technological devices with imbedded microprocessor chips that are intended to utilize dates and process data beyond December 31, 1999. In January 1997, the Company developed a plan to address the impact that potential Y2K problems may have on Company operations and to implement necessary changes to address such problems. During the course of the development of its Y2K plan, the Company has identified certain critical operations, which need to be Y2K compliant for the Company to operate effectively. These critical operations include accounting and billing systems, customer service and service delivery systems, and field and headend devices.

    Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of the new accounting system and of the billing software have confirmed to the Company that these products are Y2K compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

    The Company believes that its most significant Y2K risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential Y2K problems. Should these parties not be prepared for Y2K conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of the full range of its cable service to its customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their Y2K compliance programs. The Company expects to complete this process by September 30, 1999, and it anticipates that all phases of its Y2K plan will be completed by December 31, 1999.

    The Company has not yet developed a contingency plan to address the situation that may result if the Company or its third party suppliers are unable to achieve Y2K compliance with regard to any products or services utilized in the Company's operations. The Company does not intend to decide on the development of such a contingency until it has gathered all of the relevant Y2K compliance data from its third party suppliers.

    The Company has not yet determined the full cost of its Y2K Plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement or remediation costs for equipment or systems as a result of Y2K non-compliance. Rather, due to the rapid growth and development of its cable system the Company has made substantial capital investments in equipment and systems for reasons other than Y2K concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $2,400,000.

    The Company believes that any Y2K compliance issues it may face can be remedied without a material financial impact on the Company, but no assurance can be made in this regard until all of the data has been gathered from the Company's third party suppliers. At this date the Company cannot predict the financial impact on its operations if Y2K problems are caused by products or services supplied to the Company by such third parties.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    SFAS No. 130, "Reporting Comprehensive Income," established standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in financial statements, it does not affect the Company's financial position or results of operations.

    SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information," established standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach).

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on July 1, 1999. The Company currently has no derivative instruments or hedging activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risk (I.E., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's long term debt is primarily subject to a fixed rate, and therefore variations in the interest rate do not have a material impact on net interest expense.

FOREIGN EXCHANGE AND OTHER INTERNATIONAL MARKET RISKS

    Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors. These changes, if material, can cause the Company to adjust its financing and operating strategies. The discussion of changes in currency exchange rates below does not incorporate these other important economic factors.

    International operations constitute 100% of the Company's 1998 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss by approximately $193,000. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $193,000 increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

    The Company does not generally hedge translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms. Therefore, shifts in currency exchange rates may have an adverse effect on the Company's financial results and on its ability to meet its U.S. dollar denominated debt obligations and contractual commitments.

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, and approximately 11.8% in 1998. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has appreciated against the U.S. dollar by approximately 0.9% for the year ended December 31, 1998. For the first quarter of 1999 the zloty has depreciated against the U.S. dollar by approximately 13%. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors Poland Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of Poland Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficiency)/equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.

                                          KPMG

Warsaw, Poland
March 29, 1999

                          POLAND COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 DECEMBER, 31
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...............................................................  $    2,574  $   25,750
  Accounts receivable, net of allowances for doubtful accounts of $1,095,000 in 1998 and
    $766,000 in 1997......................................................................       2,770       2,120
  Due from affiliate......................................................................          --       2,353
  Other current assets (note 8)...........................................................       1,362       2,233
                                                                                            ----------  ----------
    Total current assets..................................................................       6,706      32,456
                                                                                            ----------  ----------

  Property, plant and equipment:
    Cable television system assets........................................................     175,053     134,469
    Construction in progress..............................................................       1,665       1,904
    Vehicles..............................................................................       2,096       2,032
    Other.................................................................................       6,183       3,784
                                                                                            ----------  ----------
                                                                                               184,997     142,189
      Less accumulated depreciation.......................................................     (48,129)    (33,099)
                                                                                            ----------  ----------
      Net property, plant and equipment...................................................     136,868     109,090

  Inventories for construction............................................................       8,851       8,153
  Intangibles, net (note 7)...............................................................      34,481      26,318
  Notes receivable from affiliates (note 14)..............................................         449       6,472
  Other assets, net (note 8)..............................................................       6,430       7,294
                                                                                            ----------  ----------
      Total assets........................................................................  $  193,785  $  189,783
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) / EQUITY

                                                                                                 DECEMBER, 31
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Current liabilities:
    Accounts payable and accrued expenses.................................................  $   13,268  $    6,395
    Current portion of notes payable (note 10)............................................       6,500          --
    Accrued interest (note 10)............................................................       2,140       2,175
    Deferred revenue......................................................................       1,207       1,257
    Income taxes payable..................................................................       3,794       1,765
                                                                                            ----------  ----------
      Total current liabilities...........................................................      26,909      11,592

Due to affiliate (note 14)................................................................      17,519          --
Notes payable, less current portion (note 10).............................................     131,941     130,110
                                                                                            ----------  ----------
      Total liabilities...................................................................     176,369     141,702
                                                                                            ----------  ----------
Minority interest.........................................................................          --       4,713

Redeemable preferred stock (liquidation value $60,000,000; 6,000 shares authorized, issued
  and outstanding) (note 13)..............................................................      30,977      39,149

Commitments and contingencies (note 16)

Stockholders' (deficiency)/equity (note 12):
    Common stock, $.01 par value, 27,000 shares authorized; 18,948 shares issued and
      outstanding.........................................................................           1           1
    Paid-in capital.......................................................................      78,380      59,553
    Accumulated other comprehensive income................................................         586          --
    Accumulated deficit...................................................................     (92,528)    (55,335)
                                                                                            ----------  ----------
      Total stockholders' (deficiency)/equity.............................................     (13,561)      4,219
                                                                                            ----------  ----------
      Total liabilities and stockholders' (deficiency)/equity.............................  $  193,785  $  189,783
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  ----------

                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Cable television revenue...................................................  $    52,971  $    37,575  $   24,923

Operating expenses:
  Direct operating expenses (note 14)......................................       34,843       11,416       7,193
  Selling, general and administrative expenses (note 12)...................       19,559       28,165       9,289
  Depreciation and amortization............................................       21,635       16,231       9,788
                                                                             -----------  -----------  ----------
    Total operating expenses...............................................       76,037       55,812      26,270
                                                                             -----------  -----------  ----------
    Operating loss.........................................................      (23,066)     (18,237)     (1,347)
Interest and investment income.............................................        1,020        3,176       1,274
Interest expense (note 10).................................................      (14,320)     (13,281)     (4,687)
Foreign exchange loss, net.................................................         (617)      (1,107)       (761)
                                                                             -----------  -----------  ----------
  Loss before income taxes, minority interest and extraordinary items......      (36,983)     (29,449)     (5,521)
Income tax (expense)/benefit (note 9)......................................         (210)         975      (1,273)
Minority interest..........................................................           --       (3,586)      1,890
                                                                             -----------  -----------  ----------
  Loss before extraordinary item...........................................      (37,193)     (32,060)     (4,904)
Extraordinary item-loss on early extinguishment of debt (note 10)..........           --           --      (1,713)
                                                                             -----------  -----------  ----------
Net loss...................................................................      (37,193)     (32,060)     (6,617)
Accretion of redeemable preferred stock (note 13)..........................       (4,106)      (4,194)     (2,870)
Preferred stock dividends (note 12)........................................           --           --      (1,738)
Excess of carrying value of preferred stock over consideration paid (note
  12)......................................................................           --           --       3,549
                                                                             -----------  -----------  ----------
Net loss applicable to holders of common stock.............................  $   (41,299) $   (36,254) $   (7,676)
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Basic and diluted loss per common share:
  Loss before extraordinary item...........................................  $ (2,179.60) $ (1,913.34) $  (338.48)
  Extraordinary item.......................................................           --           --      (97.24)
                                                                             -----------  -----------  ----------
Net loss (note 3)..........................................................  $ (2,179.60) $ (1,913.34) $  (435.72)
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------

                                                                                           (IN THOUSANDS)
Net loss........................................................................  $  (37,193) $  (32,060) $  (6,617)
Other comprehensive income:
  Translation adjustment........................................................         586          --         --
                                                                                  ----------  ----------  ---------
Comprehensive loss..............................................................  $  (36,607) $  (32,060) $  (6,617)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY / (DEFICIENCY)

                                                                                                          ACCUMULATED
                                            PREFERRED STOCK             COMMON STOCK                         OTHER
                                        ------------------------  ------------------------   PAID-IN     COMPREHENSIVE
                                          SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL        INCOME
                                        -----------  -----------  -----------  -----------  ---------  -----------------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance January 1, 1996...............         985    $  10,311       11,037    $   4,993   $   1,544      $      --
  Net loss............................          --           --           --           --          --             --
  Stock dividend......................         166        1,738           --           --      (1,738)            --
  Proceeds from issuance of common and
    preferred stock (note 12).........          --           --        7,911       (4,992)     87,021             --
  Cost of issuance (note 12)..........          --           --           --           --      (1,028)            --
  Allocation of proceeds to preferred
    stock (note 12)...................          --           --           --           --     (32,156)            --
  Preferred stock redemption (note
    12)...............................      (1,151)     (12,049)          --           --       3,549             --
  Accretion of redeemable preferred
    stock (note 13)...................          --           --           --           --      (2,870)            --
                                        -----------  -----------  -----------  -----------  ---------          -----
Balance December 31, 1996.............          --           --       18,948            1      54,322             --
  Net loss............................          --           --           --           --          --             --
  Accretion of redeemable preferred
    stock (note 13)...................          --           --           --           --      (4,194)            --
                                        -----------  -----------  -----------  -----------  ---------          -----
  Stock option compensation expense
    (note 12).........................          --           --           --           --       9,425             --
                                        -----------  -----------  -----------  -----------  ---------          -----
Balance December 31, 1997.............          --           --       18,948            1      59,553             --
  Net loss............................          --           --           --           --          --             --
  Translation adjustment..............                                                                           586
  Capital contribution (note 5).......          --           --           --           --      10,655             --
  Cancellation of Series B redeemable
    preferred stock (note 13).........          --           --           --           --      12,278             --
  Accretion of redeemable preferred
    stock (note 13)...................          --           --           --           --      (4,106)            --
                                        -----------  -----------  -----------  -----------  ---------          -----
Balance December 31, 1998.............          --    $      --       18,948    $       1   $  78,380      $     586
                                        -----------  -----------  -----------  -----------  ---------          -----
                                        -----------  -----------  -----------  -----------  ---------          -----


                                        ACCUMULATED
                                          DEFICIT       TOTAL
                                        ------------  ---------

Balance January 1, 1996...............   $  (16,658)  $     190
  Net loss............................       (6,617)     (6,617)
  Stock dividend......................           --          --
  Proceeds from issuance of common and
    preferred stock (note 12).........           --      82,029
  Cost of issuance (note 12)..........           --      (1,028)
  Allocation of proceeds to preferred
    stock (note 12)...................           --     (32,156)
  Preferred stock redemption (note
    12)...............................           --      (8,500)
  Accretion of redeemable preferred
    stock (note 13)...................           --      (2,870)
                                        ------------  ---------
Balance December 31, 1996.............      (23,275)     31,048
  Net loss............................      (32,060)    (32,060)
  Accretion of redeemable preferred
    stock (note 13)...................           --      (4,194)
                                        ------------  ---------
  Stock option compensation expense
    (note 12).........................           --       9,425
                                        ------------  ---------
Balance December 31, 1997.............      (55,335)      4,219
  Net loss............................      (37,193)    (37,193)
  Translation adjustment..............           --         586
  Capital contribution (note 5).......           --      10,655
  Cancellation of Series B redeemable
    preferred stock (note 13).........           --      12,278
  Accretion of redeemable preferred
    stock (note 13)...................           --      (4,106)
                                        ------------  ---------
Balance December 31, 1998.............   $  (92,528)  $ (13,561)
                                        ------------  ---------
                                        ------------  ---------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------

                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net loss....................................................................  $  (37,193) $  (32,060) $   (6,617)
  Adjustments to reconcile net loss to net cash provided by /(used in)
    operating activities:
    Minority interest.........................................................          --       3,586      (1,890)
    Depreciation and amortization.............................................      21,635      16,231       9,788
    Amortization of notes payable discount and issue costs....................         881       1,040         166
    Non-cash portion of extraordinary item....................................          --          --       1,566
    Gain on sale of investment securities.....................................          --        (358)         --
    Non-cash stock option compensation expense................................          --       9,425          --
    Other.....................................................................         496          --          --
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................        (650)        433        (796)
      Due from affiliate......................................................      19,872      (2,626)         --
      Other current assets....................................................       1,015        (101)     (1,862)
      Accounts payable and accrued expenses...................................       6,289      (2,584)      3,379
      Income tax payable......................................................       2,029      (2,707)        334
      Accrued interest........................................................         (35)         --       2,175
      Deferred revenue........................................................         (55)        155        (131)
                                                                                ----------  ----------  ----------
        Net cash provided by /(used in) operating activities..................      14,284      (9,566)      6,112
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
      Construction and purchase of property, plant and equipment..............     (42,639)    (33,786)    (26,581)
      Repayment of notes receivable from affiliattes..........................       6,023       2,521          --
      Issuance of notes receivable from affiliates............................          --        (721)     (2,491)
      Purchase of investment securities.......................................          --          --     (25,940)
      Proceeds from maturity of investment securities.........................          --      25,473          --
      Other investments.......................................................          --      (1,200)     (6,000)
      Investments in affiliated companies.....................................          --          56        (580)
      Purchase of subsidiaries, net of cash received..........................     (17,601)    (18,041)    (13,269)
                                                                                ----------  ----------  ----------
        Net cash used in investing activities.................................     (54,217)    (25,698)    (74,861)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
      Capital contribution....................................................      10,655          --          --
      Net proceeds from issuance of stock.....................................          --          --      81,001
      Redemption of preferred stock...........................................          --          --      (8,500)
      Costs to obtain loans...................................................          --      (1,749)     (6,513)
      Proceeds from issuance of notes payable.................................       6,500          --     136,074
      Repayment of notes payable..............................................        (398)       (720)    (27,893)
      Repayments to affiliates................................................          --          --     (39,280)
                                                                                ----------  ----------  ----------
        Net cash provided by/ (used in) financing activities..................      16,757      (2,469)    134,889
                                                                                ----------  ----------  ----------
        Net decrease in cash and cash equivalents.............................     (23,176)    (37,733)     66,140
Cash and cash equivalents at beginning of year................................      25,750      63,483       2,343
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    2,574  $   25,750  $   68,483
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental cash flow information:
      Cash paid for interest..................................................  $   13,014  $   12,873  $    2,338
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
      Cash paid for income taxes..............................................  $      589  $    1,732  $    1,184
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

1. REPORTING ENTITY

    Poland Communications, Inc. ("PCI"), is a New York corporation and was founded in 1990 by David T. Chase, a Polish-born investor. PCI is a wholly-owned subsidiary of @Entertainment, Inc. ("@ Entertainment"), a Delaware corporation which is a publicly listed company in the United States. PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. PCI and PCBV are holding companies that hold controlling interests in a number of Polish cable television companies, collectively referred to as the "PTK Companies". All significant assets and operating activities of PCI and subsidiaries (the "Company") are located in Poland.

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

                        DECEMBER 31, 1998, 1997 AND 1996

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

                        DECEMBER 31, 1998, 1997 AND 1996

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

    The Company's current strategic objective is to increase cash flow and enhance the value of its cable networks. To accomplish this objective, the Company's business and operating strategy in the cable television business is to
(i) provide compelling programming, (ii) increase pricing and maximize revenue per cable subscriber, (iii) expand its regional clusters, (iv) increase subscriber penetration, and (v) realize additional operating efficiencies. The Company is dependent on its parent, @Entertainment to provide financing to achieve this business strategy. @ Entertainment has represented that it will make such financing available to fund the current business strategy for the next twelve months and accordingly, management consider it appropriate to prepare the consolidated financial statements on a going concern basis.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

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

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenue is primarily derived from the sale of cable television services to retail customers in Poland. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable television systems, is recognized to the extent of direct

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the systems.

    TAXATION

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "CAPITALIZATION OF INTEREST COST". During 1998, 1997 and 1996, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets...................................   10 years
Vehicles.........................................................    5 years
                                                                        5-10
Other property, plant and equipment..............................      years

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to construction in the various cable television systems.

    GOODWILL AND OTHER INTANGIBLES

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements is amortized over the term of the underlying agreements, generally five years.

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

    DEFERRED FINANCING COSTS

    The costs of obtaining long-term debt are deferred and amortized on an effective interest basis over the term of the debt. The amortization of these charges is included in interest on long-term debt.

    MINORITY INTEREST

    Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

    FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at the rates of exchange at the consolidated balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income as a separate component of stockholders' equity.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency bases for nonmonetary items in accordance with guidelines established within EITF Issue 92-4, "ACCOUNTING FOR A CHANGE IN FUNCTIONAL CURRENCY WHEN AN ECONOMY CEASES TO BE CONSIDERED HIGHLY INFLATIONARY." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) exceeded the local currency tax bases of nonmonetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences.

    Prior to January 1, 1998 the financial statements of foreign subsidiaries were translated into U.S. dollars using (i) exchange rates in effect at period end for monetary assets and liabilities, (ii) exchange rates in effect at transaction dates (historical rates) for non-monetary assets and liabilities, and (iii) average exchange rates during the period for revenues and expenses, other than those revenues and expenses that relate to non-monetary assets and liabilities (primarily amortization of fixed assets and intangibles) which are translated using the historical exchange rates applicable to those non-monetary assets and liabilities. Adjustments resulting from translation of financial statements are reflected as foreign exchange gains or losses in the consolidated statements of operations.

    BASIC AND DILUTED NET LOSS PER SHARE

    Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  ----------
Net loss attributable to common stockholders (in thousands)................  $   (41,299) $   (36,254) $   (7,676)
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Weighted average number of common shares outstanding.......................       18,948       18,948      17,271
Nominal issuance...........................................................           --           --         346
                                                                             -----------  -----------  ----------
Basic weighted average number of common shares outstanding.................       18,948       18,948      17,617
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------
Loss per share-basic and diluted...........................................  $ (2,179.60) $ (1,913.34) $  (435.72)
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable from affiliates, accounts payable and accrued expenses, due to affiliates, other current liabilities, notes payable and redeemable preferred stock.

    At December 31, 1998 and 1997, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 1998 and 1997, the carrying value of the redeemable preferred stock has been determined based upon the amount of future cash flows discounted using the Company's estimated

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) borrowing rate for similar instruments. It was not practicable to estimate the fair value of the redeemable preferred stock due to the fact that the instruments are wholly owned by the Company's parent.

    At December 31, 1998, the fair value of the Company's notes payable balance approximated $119,314,000 based on the last trading price of the notes in 1998. At December 31, 1997, the fair value of the Company's notes payable balance approximated $128,420,000 based on the last trading price of the notes in 1997. It was not practicable to estimate the fair value of due to affiliate and notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) on a regular basis by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

    BUSINESS SEGMENT INFORMATION

    On January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the reporting of information relating to operating segments in annual financial statements. This statement supersedes SFAS No. 14, "Financial Reporting for Segment of a Business Enterprise," which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and used by management to allocate resources and assess performance (management approach). The Company operates in one business segment, providing cable television services.

    COMMITMENTS AND CONTINGENCIES

    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

    ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred.

    RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior year consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

4. VALUATION AND QUALIFYING ACCOUNTS

                                                                               ADDITIONS
                                                                 BALANCE AT   CHARGED TO     AMOUNTS     BALANCE AT
                                                                  JANUARY 1     EXPENSE    WRITTEN OFF   DECEMBER 31
                                                                 -----------  -----------  -----------  -------------
                                                                                    (IN THOUSANDS)
1996
Allowance for Doubtful Accounts................................   $     510    $     358    $     323     $     545
1997
Allowance for Doubtful Accounts................................   $     545    $     494    $     273     $     766
1998
Allowance for Doubtful Accounts................................   $     766    $   1,383    $   1,054     $   1,095

5. ACQUISITIONS

    During 1998, the Company made several acquisitions of which details follow. In each case, the acquisition was accounted for using the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their proportionate share of fair values on the date of acquisition and any excess to goodwill. The results of operations of each of the business acquired are included in the Company's consolidated financial statements since the date of acquisition.

    In February 1998, the Company acquired a cable television business for aggregate consideration of approximately $1,574,000. The purchase price exceeded the fair value of the net liabilities acquired by approximately $2,041,000. In association with this acquisition, the Company assumed a $2,150,000 loan from Bank Rozwoju Exportu S.A. (See Note 10).

    On August 15, 1998, the Company purchased the remaining approximately 50% interest in one subsidiary company which was held by unaffiliated third parties for aggregate consideration of approximately $5,372,000. The purchase price exceed the fair value of the assets acquired by approximately $1,104,000.

    On July 16, 1998 the Company's parent, @ Entertainment, Inc. purchased the remaining 45.25% interest in a subsidiary of the Company which was held by unaffiliated third parties for an aggregate purchase price of approximately $10,655,000 of which approximately $9,490,000 relates to non-compete agreements. The Company has applied push-down accounting to this transaction on the date of purchase and therefore the transaction has been recognized in the Company's consolidated financial statements. The purchase price paid by the Company's parent has been treated as a capital contribution to the Company. The purchase price, excluding the amount paid relating to the non-compete agreements, exceeded the fair value of the assets acquired by approximately $604,000. The portion of the purchase price relating to the non-compete agreements will be amortized over the five years term of the agreements.

    Additionally, during 1998 the Company acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $2,000,000. The purchase prices did not materially exceed the fair value of the assets acquired.

    Had these acquisitions occurred on January 1, 1997, the Company's pro-forma consolidated results for the years ended December 31, 1998 and 1997 would not be materially different from those presented in the consolidated statements of operations.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

5. ACQUISITIONS (CONTINUED)
    Effective January 1, 1997, the Company acquired the remaining 51% of a subsidiary company for aggregate consideration of approximately $9,927,000. The acquisition was accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The purchase price exceeded the fair value of the net assets acquired by approximately $5,556,000.

    In May 1997, the Company acquired a 54.75% ownership interest in a cable television company for aggregate consideration of approximately $10,925,000. The acquisition was accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The results of the acquired company have been included with the Company's results since the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $9,910,000. Included in minority interest at December 31, 1997 is approximately $450,000 relating to the acquisition of this subsidiary.

    During 1997 the Company acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $3,200,000. The acquisitions were accounted for as a purchase with the purchase price allocated among the fixed assets acquired based upon their fair values at the dates of acquisition and any excess to goodwill. The purchase prices exceeded the fair value of the assets acquired by approximately $548,000.

    During 1996, the Company acquired substantially all of the cable television system assets of twenty-six cable television companies for aggregate consideration of approximately $15,600,000. The acquisitions were accounted for as purchases with the purchase price allocated among the assets acquired and liabilities assumed based upon their fair values at the date of acquisition and any excess as goodwill. The results of the acquired companies have been included with the Company's results since their dates of acquisition. The purchase prices exceeded the fair value of the net assets acquired by approximately $5,800,000.

6. DIVESTITURE OF SUBSIDIARY

    During February 1998, @ Entertainment, Inc., the Company's parent, purchased substantially all of the assets and liabilities of one of the Company's subsidiaries, including a note payable to the Company for $6,527,000, for consideration of $100. The transfer was accounted for at historical cost in a manner similar to a pooling of interests. The difference between the amount of cash disbursed and the fair value of the liabilities assumed and the historical cost of the net assets acquired, of approximately $3,031,000, was accounted for as a reduction of the accumulated deficit. Prior period financial statements have been restated to reflect the transfer.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

7. INTANGIBLES

    Intangible assets consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Conduit and franchise agreements........................................  $   5,409  $   5,391
Goodwill................................................................     17,527     13,338
Non-compete agreements..................................................     19,006      9,406
Other...................................................................      1,336      1,543
                                                                          ---------  ---------
                                                                             43,278     29,678
Less accumulated amortization...........................................     (8,797)    (3,360)
                                                                          ---------  ---------
Net intangible assets...................................................  $  34,481  $  26,318
                                                                          ---------  ---------
                                                                          ---------  ---------

8. OTHER CURRENT AND NON-CURRENT ASSETS

    Included in other current assets is $0 and $1,322,000 of VAT receivables as of December 31, 1998 and 1997, respectively.

    Included in other non-current assets at December 31, 1998 and 1997 are deferred financing costs of $6,289,000 and $7,127,000, respectively relating to the PCI notes (refer to note 10).

9. INCOME TAXES

    Income tax (expense)/benefit consists of:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------

                                                                           (IN THOUSANDS)
Current:
  U.S. Federal...................................................  $      --  $   1,438  $    (714)
  State and local................................................         --         --       (531)
  Foreign........................................................       (210)      (463)       (28)
                                                                   ---------  ---------  ---------
                                                                   $    (210) $     975  $  (1,273)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Sources of loss before income taxes and minority interest are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1998        1997       1996
                                                              ----------  ----------  ---------

                                                                       (IN THOUSANDS)
Domestic loss...............................................  $   (6,138) $   (9,913) $  (2,602)
Foreign income loss.........................................     (30,845)    (19,536)    (4,632)
                                                              ----------  ----------  ---------
                                                              $  (36,983) $  (29,449) $  (7,234)
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

9. INCOME TAXES (CONTINUED)
    Income tax (expense)/benefit was $(210,000), $975,000 and $(1,273,000) for the years ended December 31, 1998, 1997, and 1996, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------

                                                                                           (IN THOUSANDS)
Computed "expected" tax benefit.................................................  $   12,574  $  10,013  $   2,460
Non-deductible expenses and other permanent differences.........................       2,911        962        (17)
Change in valuation allowance...................................................      (4,358)    (8,748)    (3,504)
Adjustment for change in functional currency bases..............................     (11,311)        --         --
Adjustment to deferred tax asset for enacted changes in tax rates...............        (695)      (789)        --
Foreign tax rate differences....................................................         606       (463)      (184)
Other...........................................................................          63         --        (28)
                                                                                  ----------  ---------  ---------
                                                                                  $     (210) $     975  $  (1,273)
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                                                  DECEMBER 31,
                                                                                              ---------------------
                                                                                                 1998       1997
                                                                                              ----------  ---------

                                                                                                 (IN THOUSANDS)
Deferred tax assets:
  Foreign net operating loss carryforwards..................................................  $   13,883  $   4,135
  Domestic net operating loss carry forwards................................................       1,842         --
  Interest income...........................................................................       2,650      1,946
  Service revenue...........................................................................       2,101      1,948
  Accrued liabilities.......................................................................       3,608      2,537
  Deferred costs............................................................................          --        903
  Unrealized foreign exchange losses........................................................       9,066      5,614
  Other.....................................................................................          --        274
                                                                                              ----------  ---------
Total gross deferred tax assets.............................................................      33,150     17,357
Less valuation allowance....................................................................     (21,715)   (17,357)
                                                                                              ----------  ---------
Net deferred tax assets.....................................................................  $   11,435  $      --
                                                                                              ----------  ---------
                                                                                              ----------  ---------
Deferred tax liabilities:
  Fixed assets depreciation.................................................................  $  (11,311) $      --
  Other.....................................................................................        (124)        --
                                                                                              ----------  ---------
                                                                                              ----------  ---------
Total gross deferred tax liabilities........................................................  $  (11,435) $      --
                                                                                              ----------  ---------
                                                                                              ----------  ---------
Net deferred tax liability..................................................................  $       --  $      --
                                                                                              ----------  ---------
                                                                                              ----------  ---------

    The net increase in the valuation allowance for the years ended December 31, 1998, 1997 and 1996 was $4,358,000, $8,748,000 and $3,504,000, respectively. In assessing the realizability of deferred tax assets,

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

9. INCOME TAXES (CONTINUED)
management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998 will be reported in the consolidated statement of operations.

    Foreign tax loss carryforwards can be offset against the PTK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. For losses incurred in the U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in the U.S. from 1998, loss carry forwards can be applied against taxable income two years retroactively and twenty years into the future.

    At December 31, 1998, the Company has foreign net operating loss carryforwards of approximately $46,250,000, which expire as follows:

                                                                                      (IN
YEAR ENDING DECEMBER 31,                                                          THOUSANDS)
-------------------------------------------------------------------------------  -------------
1999...........................................................................    $  15,344
2000...........................................................................       14,092
2001...........................................................................       16,814
                                                                                 -------------
                                                                                   $  46,250
                                                                                 -------------
                                                                                 -------------

10. NOTES PAYABLE

    Notes payable consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
PCI notes, net of discount............................................  $  129,627  $  129,578
American Bank in Poland S.A. revolving credit loan....................       6,500          --
Bank Rozwoju Exportu S.A. Deutsche-Mark ("DM") facility...............       1,912          --
Other.................................................................         402         532
                                                                        ----------  ----------
Total notes payable...................................................     138,441     130,110
  Less: current portion...............................................      (6,500)         --
                                                                        ----------  ----------
Notes payable, net of current portion.................................  $  131,941  $  130,110
                                                                        ----------  ----------
                                                                        ----------  ----------

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

10. NOTES PAYABLE (CONTINUED)

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

    The PCI Notes have an interest rate of 9 7/8% and have a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 1998 and 1997, the Company accrued interest expense of $2,140,000 and $2,175,000, respectively.

    Prior to November 1, 1999, PCI may redeem up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

    The PCI Notes are net of unamortized discount of $373,000 and $422,000 at December 31, 1998 and 1997, respectively. The effective interest rate of the PCI Notes is approximately 11.3%.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI are $160,450,000 and $134,509,000 at December 31, 1998 and 1997, respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sales of assets. As of December 31, 1998, the Company was in compliance with such covenants.

    Condensed parent only financial statements of Poland Communication, Inc. are provided in Note 11, in compliance with the requirements of Rule 5-04 and 12-04 of the Securities and Exchange Commission's Regulation S-X.

AMERICAN BANK IN POLAND S.A. REVOLVING LOAN FACILITY

    The revolving loan facility allowing the Company to borrow up to a maximum principal amount of $6,500,000 on or before December 31, 1998, was fully drawn as at December 31, 1998. The facility bears interest at LIBOR plus 3.0% (8.03% as at December 31, 1998), is repayable in full on August 20, 1999, and is secured by promissory notes en blanc from certain of the Company's subsidiaries, and pledges of the shares of certain of the Company's subsidiaries.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

10. NOTES PAYABLE (CONTINUED)
BANK ROZWOJU EKSPORTU S.A DEUTSCHE-MARK FACILITY

    The Deutsche-Mark facility represents a credit facility of DM 3,948,615 of which approximately DM 3,204,000 was outstanding at December 31, 1998. The facility bears interest at LIBOR plus 2.0% (5.25% as at December 31, 1998), is repayable in full on December 27, 2002, and is ultimately secured by a pledge of the common shares of one of the Company's subsidiaries.

    Interest expense relating to notes payable was approximately $14,320,000, $13,281,000, and $4,687,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

    In 1996, the Company recorded an extraordinary loss related to the early retirement of debt. The extraordinary loss was comprised of a $147,000 prepayment penalty and a $1,566,000 write-off of deferred financing costs.

11. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF PCI

    The following parent only condensed financial statements were prepared in accordance with U.S. GAAP in a manner consistent with the consolidated financial statements except that all subsidiaries have been accounted for under the equity method.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------

                                                                                           (IN THOUSANDS)
Operating costs and expenses:
  Selling, general and administrative...........................................  $    1,498  $    3,250  $   1,061
                                                                                  ----------  ----------  ---------
  Operating loss................................................................      (1,498)     (3,250)    (1,061)
                                                                                  ----------  ----------  ---------
Interest and investment income..................................................         415       2,619      1,076
Interest expense................................................................     (14,320)    (13,879)    (2,612)
Loss of subsidiaries............................................................     (21,790)    (18,988)    (2,775)
                                                                                  ----------  ----------  ---------
Loss before income taxes........................................................     (37,193)    (33,498)    (5,372)
Income tax benefit/(expense)....................................................          --       1,438     (1,245)
                                                                                  ----------  ----------  ---------
  Net loss......................................................................     (37,193)    (32,060)    (6,617)
Accretion of redeemable preferred stock.........................................      (4,106)     (4,194)    (2,870)
Preferred stock dividends.......................................................          --          --     (1,738)
Excess of carrying value of preferred stock over consideration paid.............          --          --      3,549
                                                                                  ----------  ----------  ---------
Net loss applicable to common stockholders......................................  $  (41,299) $  (36,254) $  (7,676)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------

                                                                                           (IN THOUSANDS)
Net Loss........................................................................  $  (37,193) $  (32,060) $  (6,617)
Other comprehensive income:
  Translation adjustment........................................................         586          --         --
                                                                                  ----------  ----------  ---------
Comprehensive loss..............................................................  $  (36,607) $  (32,060) $  (6,617)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

11. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF PCI (CONTINUED)
                            CONDENSED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
ASSETS
Cash and cash equivalents.................................................................  $      160  $   18,214
Investment securities.....................................................................          --          --

Accounts receivable, net..................................................................          60         290
Other current assets......................................................................         148          74
                                                                                            ----------  ----------
Total current assets......................................................................         368      18,578
Other assets..............................................................................       6,289       6,906
Net investment in restricted net assets of wholly-owned subsidiaries......................     102,344     121,977
Net investment in unrestricted net assets of wholly-owned subsidiaries....................      52,032      32,677
Notes receivable from affiliates..........................................................         449          --
                                                                                            ----------  ----------
Total assets..............................................................................  $  161,482  $  180,138
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY
Accounts payable and accrued expenses.....................................................  $    2,382  $    1,125
Accrued interest..........................................................................       2,140       2,175
Income taxes payable......................................................................       3,417       3,878
Notes payable.............................................................................     136,127     129,592
                                                                                            ----------  ----------
Total liabilities.........................................................................     144,066     136,770

Redeemable preferred stock................................................................      30,977      39,149
Stockholders' (deficiency)/equity:
  Common stock, $.01 par value; 27,000 shares authorized, 18,948 shares issued and
    outstanding...........................................................................           1           1
  Paid-in capital.........................................................................      78,380      59,553
Accumulated other comprehensive income....................................................         586          --
  Accumulated deficit.....................................................................     (92,528)    (55,335)
                                                                                            ----------  ----------
Total stockholders' (deficiency)/equity...................................................     (13,561)      4,219
                                                                                            ----------  ----------
Total liabilities and stockholders' (deficiency)/equity...................................  $  161,482  $  180,138
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

11. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF PCI (CONTINUED)
           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

                                       REDEEMABLE                           ACCUMULATED OTHER
                                        PREFERRED     COMMON      PAID-IN     COMPREHENSIVE    ACCUMULATED
                                          STOCK        STOCK      CAPITAL        INCOME          DEFICIT       TOTAL
                                       -----------  -----------  ---------  -----------------  ------------  ----------
                                                                  (IN THOUSANDS)
Balance at January 1, 1996...........   $  10,311    $   4,993   $   1,544      $      --       $  (16,658)  $      190
  Net loss...........................          --           --          --             --           (6,617)      (6,617)
  Stock dividend.....................       1,738           --      (1,738)            --               --           --
  Issuance of stock..................          --       (4,992)     53,837             --               --       48,845
  Preferred stock redemption.........     (12,049)          --       3,549             --               --       (8,500)
  Accretion of redeemable preferred
    stock............................          --           --      (2,870)            --               --       (2,870)
                                       -----------  -----------  ---------          -----      ------------  ----------
Balance at December 31, 1996.........          --            1      54,322             --          (23,275)      31,048
  Net loss...........................          --           --          --             --          (32,060)     (32,060)
  Stock option compensation
    expense..........................          --           --       9,425             --               --        9,425
  Accretion of redeemable preferred
    stock............................          --           --      (4,194)            --               --       (4,194)
                                       -----------  -----------  ---------          -----      ------------  ----------
Balance at December 31, 1997.........   $      --    $       1   $  59,553             --       $  (55,335)  $    4,219
  Net loss...........................          --           --          --             --          (37,193)     (37,193)
  Translation adjustment.............          --           --          --            586               --          586
  Capital contribution...............          --           --      10,655             --               --       10,655
  Cancellation of Series B redeemable
    preferred
    stock............................          --           --      12,278             --               --       12,278
  Accretion of redeemable preferred
    stock............................          --           --      (4,106)            --               --       (4,106)
                                       -----------  -----------  ---------          -----      ------------  ----------
Balance at December 31, 1998.........   $      --    $       1   $  78,380      $     586       $  (92,528)  $  (13,561)
                                       -----------  -----------  ---------          -----      ------------  ----------
                                       -----------  -----------  ---------          -----      ------------  ----------

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

11. CONDENSED PARENT ONLY FINANCIAL INFORMATION OF PCI (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  -----------
Cash flows from operating activities:
  Net loss...................................................................  $  (37,193) $  (32,060) $    (6,617)
  Adjustments to reconcile net loss to net cash (used in)/ provided by operating activities:
    Amortization of notes payable discount and issue costs...................         882       1,040          164
    Gain on sale of investment securities....................................          --        (358)          --
    Non-cash stock option compensation.......................................          --       9,425           --
    Loss in subsidiaries.....................................................      21,790      18,988       12,862
  Changes in operating assets and liabilities:
    Accounts receivable......................................................         230        (142)         (35)
    Other current assets.....................................................         (74)        346       (1,300)
    Accounts payable.........................................................       1,257      (1,864)       3,900
    Income taxes payable.....................................................        (461)       (594)       4,472
    Other current liabilities................................................          --          --       (1,045)
                                                                               ----------  ----------  -----------
      Net cash (used in)/ provided by operating activities...................     (13,569)     (5,219)      12,401
                                                                               ----------  ----------  -----------
Cash flows from investing activities:
  Proceeds from maturity of investment securities............................          --      25,473      (25,115)
  Notes receivable from affiliate............................................        (449)      8,491       (8,200)
  Investment in, and loans and advances to subsidiaries......................     (21,013)    (63,826)    (122,337)
                                                                               ----------  ----------  -----------
      Net cash provided by investing activities..............................     (21,462)    (29,862)    (155,652)
                                                                               ----------  ----------  -----------
Cash flows from financing activities
  Proceeds from notes payables...............................................       6,500          --       81,001
  Increase in paid-in capital................................................      10,655          --           --
  Proceeds from notes payables...............................................          --          --      136,074
  Repayment of notes payables................................................        (176)         --      (10,000)
  Cost to obtain loans.......................................................          --      (1,749)     (15,013)
                                                                               ----------  ----------  -----------
      Net cash provided by/(used in) financing activities....................      16,977      (1,749)     192,062
                                                                               ----------  ----------  -----------
      Net (decrease) / increase in cash and cash equivalents.................     (18,054)    (36,830)      48,811

Cash and cash equivalents at beginning of year...............................      18,214      55,044        6,233
                                                                               ----------  ----------  -----------
Cash and cash equivalents at end of year.....................................  $      160  $   18,214  $    55,044
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

12. STOCKHOLDERS' EQUITY

    The Company had outstanding at December 31, 1995, 985 shares of preferred stock, which was convertible into 812 shares of class A common stock. The Company had the option of redeeming the preferred stock in whole or in part from January 1, 1996 through December 31, 2002. However, as discussed below, the preferred stock was exchanged for new series D preferred stock during March 1996.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

12. STOCKHOLDERS' EQUITY (CONTINUED)
    During February 1996, the Company issued to certain stockholders an additional 2,437 shares of class A common stock in accordance with the provisions of the Shareholder Agreement dated June 27, 1991. The shares were issued at a nominal value of $.01 each. Also during February 1996, the Company issued a stock dividend of 166 shares of series A preferred stock to the preferred stock stockholder.

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

    During March 1996, the Company issued 4,662 shares of common stock, 4,000 shares of series A preferred stock, and 2,500 shares of series B preferred stock to ECO in exchange for $65,000,000; and 2,000 shares of series C preferred stock and 812 shares of common stock were issued to PIHLP in exchange for $17,029,000. The total cost associated with the issuance of such stock was $1,028,000 resulting in net proceeds to the Company of $81,001,000. Of this amount, $32,156,000 was allocated as the value of the preferred stock representing its mandatory redemption value on October 31, 2004 discounted at 12%. As discussed in Note 1, the series A preferred stock and series C preferred stock were subsequently purchased by the Company's parent, @Entertainment and the Series B preferred stock was transferred to @Entertainment in exchange for @Entertainment Series B preferred stock.

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

13. REDEEMABLE PREFERRED STOCK

    The series A, series B and series C preferred stock have a mandatory redemption date of October 31, 2004. At the option of the Company, the series A, series B and series C preferred stock may be redeemed at any time in whole or in part. The redemption price per share of the series A, series B and series C preferred stock is $10,000.

    The preferred stock has been recorded at its mandatory redemption value on October 31, 2004 discounted at 12% to December 31, 1998. The Company periodically accretes from paid-in capital an amount that will provide for the redemption value at October 31, 2004. On August 6, 1998, the Company's

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

13. REDEEMABLE PREFERRED STOCK (CONTINUED) parent, @Entertainment, Inc., consented to the cancellation of its 2,500 Series B redeemable preference shares. The accreted value of those shares at that time, approximately $12,278,000 was reclassified to paid-in capital. The total amount recorded for accretion for the years ended December 31, 1998, 1997 and 1996 was $4,106,000, $4,194,000 and $2,870,000, respectively.

14. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with affiliated parties. The principal related party transactions are described below.

    DUE TO AFFILIATE

    Amounts due to affiliate primarily represent advances and payments made on behalf of the Company by its parent @ Entertainment.

    STOCK OPTION COMPENSATION EXPENSE

    Included in selling, general and administrative expense in 1997 is approximately $9,425,000 of compensation expense related to the difference between the exercise price of certain options issued by @ Entertainment, Inc. and their fair market value on the date of grant. Since the executives, to whom the options were issued, spent a portion of their time providing services to the Company, management allocated a portion of the costs to the Company using what management believes is a reasonable method of allocation.

    PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to those services of $4,355,000, for the year ended December 1998. The Company did not incur any costs from this affiliate in prior years. Included in accounts payable at December 31, 1998 is $1,114,000 due to this affiliate.

    PROGRAMMING

    Affiliates of the Company provide programming to PCI and its subsidiaries. The Company incurred programming fees from these affiliates of $12,831,000, $559,000 and $412,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

15. STOCK OPTION PLAN

    On June 22, 1997, the Company's parent adopted a stock option plan (the "1997 Plan") pursuant to which @Entertainment's Board of Directors may grant stock options to officers, key employees and consultants of the Company. The 1997 Plan authorizes grants of options to purchase up to 4,436,000 shares, subject to adjustment in accordance with the 1997 Plan. At December 31, 1998, options for 250,000 shares have been granted to employees of PCI.

    Stock options are granted with an exercise price that must be at least equal to the stock's fair market value at the date of grant. With respect to any participant who owns stock possessing more than 10% of the

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

15. STOCK OPTION PLAN (CONTINUED)
voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of an incentive stock option must not exceed five years. The term of all other options granted under the 1997 Plan may not exceed ten years. Options become exercisable at such times as determined by the Board of Directors and as set forth in the individual stock option agreements. Generally, all stock options vest ratably over 2 to 5 years commencing one year after the date of grant.

    During 1998, there were 250,000 stock options granted to employees of PCI at an exercise price of $12.00 per share and a remaining contractual life of 9 years. Of this amount, 125,000 options are exercisable as of December 31, 1998. No options were exercised or forfeited during 1998.

    The per share weighted-average fair value of stock options granted during 1998 was $4.12 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected volatility 43.0%, expected dividend yield 0.0%, risk-free interest rate of 5.77%, and an expected life of 4 years.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                                      1998
                                                                                               -------------------
                                                                                                 (IN THOUSANDS,
                                                                                                EXCEPT PER SHARE
                                                                                                      DATA)
Net loss--as reported........................................................................           (37,193)
Net loss--pro forma..........................................................................           (37,965)
Basic and diluted net loss per share--as reported............................................         (2,179.60)
Basic and diluted loss per share--pro forma..................................................         (2,220.34)

16. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms.

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to Note 16 for further detail.

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum future lease commitments for the aforementioned conduit leases relate to 1999 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $622,000 for the first six months of 1999.

    Total rental expense associated with the aforementioned operating leases for the years ended December 31, 1998, 1997 and 1996 was $2,446,000, $1,423,000 and
$984,000, respectively, related to these leases.

    PROGRAMMING COMMITMENTS

    The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. Through the end of the agreement terms, the Company has a minimum commitment of approximately $2,792,500 in 1999, $3,784,130 in 2000, $4,470,7000
in 2001, $4,872,323 in 2002, $5,077,575 in 2003 and $5,128,250 in 2004. For the
years ended December 31, 1998, 1997 and 1996, the Company incurred programming fees of approximately $1,320,000, $1,782,000 and $1,758,000, respectively, pursuant to these agreements.

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

17. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

    USE OF TPSA CONDUITS

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 1998, approximately 56.5% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. The Company expects to renew these leases on or before the expiration dates.

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

    YEAR 2000

    The Company is dependent upon computer systems and other technological devices with imbedded microprocessor chips that are intended to utilize dates and process data beyond December 31, 1999. In January 1997, the Company developed a plan to address the impact that potential year 2000 problems may have on Company operations and to implement necessary changes to address such problems (the "Y2K Plan"). During the course of the development of its Y2K Plan, the Company has identified certain critical operations, which need to be year 2000 compliant for the Company to operate effectively. These critical operations include accounting and billing systems, customer service and service delivery systems, and field and headend devices.

    Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of the new accounting system and of the billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

    The Company believes that its most significant year 2000 risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential year 2000 problems. Should these parties not be prepared for year 2000 conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of the full range of its cable service to its customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

17. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED) equipment to determine the status of their year 2000 compliance programs. The Company expects to complete this process by September 30, 1999, and it anticipates that all phases of its Y2K Plan will be completed by December 31, 1999.

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

    The Company has not yet determined the full cost of its Y2K Plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement or remediation costs for equipment or systems as a result of year 2000 non-compliance. Rather, due to the rapid growth and development of its cable system the Company has made substantial capital investments in equipment and systems for reasons other than year 2000 concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $2,400,000.

    The Company believes that any year 2000 compliance issues it may face can be remedied without a material financial impact on the Company, but no assurance can be made in this regard until all of the data has been gathered from the Company's third party suppliers. At this date the Company cannot predict the financial impact on its operations if year 2000 problems are caused by products or services supplied to the Company by such third parties.

    CREDITWORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 1998 or 1997. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Poland Cablevision (Netherlands) B.V.:

    We have audited the accompanying consolidated balance sheets of Poland Cablevision (Netherlands) B.V. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Cablevision (Netherlands) B.V. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.

                                          KPMG

Warsaw, Poland
March 29, 1999

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    1,463  $    4,951
  Accounts receivable, net of allowances for doubtful accounts of $708,000 in 1998 and
    $608,000 in 1997......................................................................       1,904       1,222
  Other current assets (note 6)...........................................................         535       1,283
                                                                                            ----------  ----------
    Total current assets..................................................................       3,902       7,456
                                                                                            ----------  ----------
Property, plant and equipment:
  Cable television system assets..........................................................     136,833     108,475
  Vehicles................................................................................       1,704       1,619
  Other...................................................................................       5,832       3,246
                                                                                            ----------  ----------
                                                                                               144,369     113,340
      Less accumulated depreciation.......................................................     (40,041)    (27,378)
                                                                                            ----------  ----------
  Net property, plant and equipment.......................................................     104,328      85,962
Inventories for construction..............................................................       6,638       5,887
Intangibles, net (note 6).................................................................      13,711       9,887
                                                                                            ----------  ----------
      Total assets........................................................................  $  128,579  $  109,192
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses...................................................  $    7,809  $    2,592
  Deferred revenue........................................................................         565         609
                                                                                            ----------  ----------
    Total current liabilities.............................................................       8,374       3,201
                                                                                            ----------  ----------
Due to affiliate (note 8).................................................................      26,491      14,505
Notes payable to affiliates (note 8)......................................................     160,830     134,509
                                                                                            ----------  ----------
    Total liabilities.....................................................................     195,695     152,215
                                                                                            ----------  ----------
Minority interest.........................................................................          --       2,523

Commitments and contingencies (notes 10 and 11)

Stockholders' deficiency:
  Capital stock par value, $0.50 par; 200,000 shares authorized, issued and outstanding...         100         100
  Paid-in capital.........................................................................      14,589       4,713
  Accumulated other comprehensive income..................................................         424          --
  Accumulated deficit.....................................................................     (82,229)    (50,359)
                                                                                            ----------  ----------
    Total stockholders' deficiency........................................................     (67,116)    (45,546)
                                                                                            ----------  ----------
    Total liabilities and stockholders' deficiency........................................  $  128,579  $  109,192
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------

                                                                                          (IN THOUSANDS)
Cable television revenue......................................................  $   36,038  $   28,818  $   22,882

Operating expenses:
  Direct operating expenses (note 8)..........................................      23,705       8,215       6,427
  Selling, general and administrative expenses (note 8).......................      14,349      16,007       7,885
  Depreciation and amortization...............................................      15,033      12,770       9,003
                                                                                ----------  ----------  ----------
    Total operating expenses..................................................      53,087      36,992      23,315
                                                                                ----------  ----------  ----------
    Operating loss............................................................     (17,049)     (8,174)       (433)
Interest income...............................................................         130         186         183
Interest expense (note 8).....................................................     (12,975)    (11,253)    (10,058)
Foreign exchange loss, net....................................................         (78)     (1,425)       (938)
                                                                                ----------  ----------  ----------
  Loss before income taxes and minority interest..............................     (29,972)    (20,666)    (11,246)
Income tax expense (note 7)...................................................         (52)       (175)        (21)
Minority interest.............................................................      (1,846)        794         988
                                                                                ----------  ----------  ----------
  Loss before extraordinary item..............................................     (31,870)    (20,047)    (10,279)
Extraordinary item-loss on early extinguishment of debt (note 9)..............      --          --          (1,713)
                                                                                ----------  ----------  ----------
  Net loss....................................................................  $  (31,870) $  (20,047) $  (11,992)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Basic and diluted net loss per common share:
    Loss before extraordinary item............................................  ($  159.35) ($  100.24) ($   51.39)
    Extraordinary item........................................................          --          --       (8.57)
                                                                                ----------  ----------  ----------
    Net loss..................................................................  $  (159.35) $  (100.24) $   (59.96)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------

                                                                                          (IN THOUSANDS)
Net loss......................................................................  $  (31,870) $  (20,047) $  (11,992)
Other comprehensive income:
  Translation adjustment......................................................         424          --          --
                                                                                ----------  ----------  ----------
Comprehensive loss............................................................  $  (31,446) $  (20,047) $  (11,992)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                            ACCUMULATED
                                                 CAPITAL STOCK                                 OTHER
                                                      PAR         PAID-IN   ACCUMULATED    COMPREHENSIVE
                                                     VALUE        CAPITAL     DEFICIT         INCOME         TOTAL
                                                ---------------  ---------  ------------  ---------------  ----------
                                                                           (IN THOUSANDS)
Balance January 1, 1996.......................     $     100     $      --   $  (18,320)     $      --     $  (18,320)
  Net loss....................................            --            --      (11,992)            --        (11,992)
                                                       -----     ---------  ------------         -----     ----------
Balance December 31, 1996.....................           100            --      (30,312)            --        (30,212)
  Net loss....................................            --            --      (20,047)            --        (20,047)
  Stock option compensation expense...........            --         4,713           --          4,713             --
                                                       -----     ---------  ------------         -----     ----------
Balance December 31, 1997.....................           100         4,713      (50,359)            --        (45,546)
  Net loss....................................            --            --      (31,870)            --        (31,870)
  Capital contribution (note 4)...............            --         9,876           --             --          9,876
  Translation adjustment......................            --            --           --            424            424
                                                       -----     ---------  ------------         -----     ----------
Balance December 31, 1998.....................     $     100     $  14,589   $  (82,229)     $     424     $  (67,116)
                                                       -----     ---------  ------------         -----     ----------
                                                       -----     ---------  ------------         -----     ----------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------

                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net loss....................................................................  $  (31,870) $  (20,047) $  (11,992)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Minority interest.........................................................       1,846        (794)       (988)
    Depreciation and amortization.............................................      15,033      12,770       9,003
    Non-cash portion of extraordinary item....................................          --          --       1,566
    Interest expense added to notes payable to affiliates.....................      12,921      11,253       7,844
    Non-cash stock option compensation expense................................          --       4,713          --
    Other.....................................................................         496          --          --
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................        (682)       (507)       (439)
      Other current assets....................................................         753         396        (328)
      Accounts payable and accrued expenses...................................       5,205        (111)       (447)
      Deferred revenue........................................................         (46)       (214)       (310)
      Amounts due to affiliates...............................................      11,986       3,346       8,589
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      15,642      10,805      12,498
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
      Construction and purchase of property, plant and equipment..............     (32,530)    (27,734)    (21,065)
      Purchase of intagible assets............................................          --        (500)         --
      Other investments.......................................................          --          --         171
      Purchase of subsidiaries, net of cash received..........................      (9,876)         --      (7,657)
                                                                                ----------  ----------  ----------
        Net cash used in investing activities.................................     (42,406)    (28,234)    (28,551)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
      Repayment of notes payable..............................................          --          --     (11,670)
      Capital contribution....................................................       9,876          --          --
      Proceds from borrowings from affiliates.................................      13,400      15,365      32,460
                                                                                ----------  ----------  ----------
        Net cash provided by financing activities.............................      23,276      15,365      20,790
                                                                                ----------  ----------  ----------
Net (decrease)/increase in cash and cash equivalents..........................      (3,488)     (2,064)      4,737
Cash and cash equivalents at beginning of year................................       4,951       7,015       2,278
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    1,463  $    4,951  $    7,015
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental cash flow information:
        Cash paid for interest................................................  $       --  $       --  $    2,067
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
        Cash paid for income taxes............................................  $      231  $      175  $      282
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

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

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) NETHERLANDS TAXATION:

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "CAPITALIZATION OF INTEREST COST". During 1998, 1997 and 1996, no interest costs were capitalized.

    Depreciation is calculated for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets...................................  10 years
Vehicles.........................................................  5 years
                                                                   5-10
Other property, plant and equipment..............................  years

    INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to work-in-progress in the various cable television systems.

    GOODWILL AND OTHER INTANGIBLES

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) MINORITY INTEREST

    Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

    FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at the rates of exchange at the consolidated balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operation.

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income as a separate component of stockholders' equity.

    Effective January 1, 1998, Poland is on longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency basis for nonmonetary items in accordance with guidelines established within EITF Issue 92-4, "ACCOUNTING FOR A CHANGE IN FUNCTIONAL CURRENCY WHEN AN ECONOMY CEASES TO BE CONSIDERED HIGHLY INFLATIONARY." That basis is computed by translating the historical reporting currency amount of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences.

    Prior to January 1, 1998 the financial statements of foreign subsidiaries were translated into U.S. dollars using (i) exchange rates in effect at period end for monetary assets and liabilities, (ii) exchange rates in effect at transaction dates (historical rates) for non-monetary assets and liabilities, and (iii) average exchange rates during the period for revenues and expenses, other than those revenues and expenses that relate to non-monetary assets and liabilities (primarily amortization of fixed assets and intangibles) which are translating using the historical exchange rates applicable to those non-monetary assets and liabilities. Adjustments resulting from translation of financial statements are reflected as foreign exchange gains or losses in the consolidated statements of operations.

    BASIC AND DILUTED NET LOSS PER SHARE

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    As of December 31, 1998 and 1997, the carrying value of the cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and the other current assets on the consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    It was not practicable to estimate the fair value of amounts due to or from affiliates and notes payable to affiliate due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments.

    IMPAIRMENT OF LONG-LIVED ASSETS

    PCBV assesses the recoverability of long-lived assets (mainly property, plant and equipment and intangibles) on a regular basis by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

    COMMITMENTS AND CONTINGENCIES

    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

    ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred.

    RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

2. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. Additionally, the Company is currently and is expected to continue to be highly leveraged. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis and its parent's continued support through the provision of financing. The present intention of PCI, the Company's parent, is not to seek repayment of the notes payable by the Company to PCI until the Company generates sufficient cash flow or liquidity to support such repayments. (See note 8).

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

3. VALUATION AND QUALIFYING ACCOUNTS

                                                                                 ADDITIONS
                                                                 BALANCE AT     CHARGED TO       AMOUNTS       BALANCE AT
                                                                  JANUARY 1       EXPENSE      WRITTEN OFF     DECEMBER 31
                                                                -------------  -------------  -------------  ---------------
                                                                                       (IN THOUSANDS)
1996
Allowance for Doubtful Accounts...............................    $     510      $     240      $     313       $     437
1997
Allowance for Doubtful Accounts...............................    $     437      $     442      $     271       $     608
1998
Allowance for Doubtful Accounts...............................    $     608      $     742      $     642       $     708

4. ACQUISITIONS

    Effective January 1, 1998, the Company has applied push-down accounting to the 1997 acquisition by the Company's parent, Poland Communications, Inc., of the remaining 51% of a subsidiary of the Company for aggregate consideration of approximately $9,927,000. The acquisition has been accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess to goodwill. The consideration paid by the Company's parent has been treated as a January 1, 1998 capital contribution to the Company. The purchase price exceeded the fair value of the net assets acquired by approximately $5,556,000. Prior period financial statements have not been restated to reflect the push-down accounting of this transaction on the date of acquisition.

    During 1998, the Company acquired certain cable television assets and subscriber list for aggregate consideration of approximately $1,400,000. The acquisitions have been accounted for as purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at date of acquisition and any excess to goodwill. The purchase prices did not materially exceed the fair value of the assets acquired.

    During 1997, the Company acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $2,500,000. The acquisitions have been accounted for as purchases with the purchase price allocated among the fixed assets acquired based upon their fair values at date of acquisition and any excess to goodwill. The purchase prices exceeded the fair value of the assets acquired by approximately $500,000.

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

5. OTHER CURRENT ASSETS

    Included in other current assets is $0 and $914,000 of VAT receivables as of December 31, 1998 and 1997, respectively.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

6. INTANGIBLES

    Intangible assets are carried at cost and consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Conduit and franchise agreements........................................  $   4,436  $   4,418
Goodwill................................................................     12,081      6,499
Other...................................................................      1,001        997
                                                                          ---------  ---------
                                                                             17,518     11,914
Less accumulated amortization...........................................     (3,807)    (2,027)
                                                                          ---------  ---------
Net intangible assets...................................................  $  13,711  $   9,887
                                                                          ---------  ---------
                                                                          ---------  ---------

7. INCOME TAXES

    PCBV is required to file a separate Netherlands tax return which does not include the operating results of the PTK Companies. Income tax expense consisted of the following:

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------

                                                                               (IN THOUSANDS)
Current:
Netherlands..........................................................  $      --  $     (38) $      (9)
Foreign jurisdictions................................................        (52)      (137)       (12)
                                                                       ---------  ---------        ---
                                                                       $     (52) $    (175) $     (21)
                                                                       ---------  ---------        ---
                                                                       ---------  ---------        ---

    The majority of the 1998 income tax expense is applicable to one Polish subsidiary which cannot, under Polish tax regulations, utilize the benefit of other subsidiaries' tax loss carryforwards.

    Income tax expense was $(52,000), $(175,000) and $(21,000) for the years ended December 31, 1998, 1997 and 1996, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Computed "expected" tax benefit...................................................  $  10,190  $   7,026  $   3,824
Non-deductible expenses and other permanent differences...........................        841     (3,522)      (434)
Change in valuation allowance.....................................................     (2,918)    (4,000)    (3,636)
Adjustment for change in functional currency bases................................      8,287         --         --
Adjustment to deferred tax asset for enacted changes in tax rates.................       (478)       (92)        --
Foreign tax rate differences......................................................        599        413        225
                                                                                    ---------  ---------  ---------
                                                                                    $     (52) $    (175) $     (21)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

7. INCOME TAXES (CONTINUED)
    The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                             1998       1997
                                                                          ----------  ---------
                                                                             (IN THOUSANDS)
Deferred tax assets:
  Unrealized foreign exchange losses....................................  $    8,445  $   4,800
  Accrued expenses......................................................       1,393        800
  Tax loss carryforwards................................................       9,967      3,000
                                                                          ----------  ---------
Total deferred tax asset................................................      19,805      8,600
  Less valuation allowance..............................................     (11,518)    (8,600)
                                                                          ----------  ---------
Net deferred tax assets.................................................  $    8,287  $      --
                                                                          ----------  ---------
                                                                          ----------  ---------
Deferred tax liabilities:
Fixed assets depreciation...............................................  $   (8,287) $      --
                                                                          ----------  ---------
Total gross deferred tax liabilities....................................  $   (8,287) $      --
                                                                          ----------  ---------
                                                                          ----------  ---------
Net deferred tax liability..............................................  $       --  $      --
                                                                          ----------  ---------
                                                                          ----------  ---------

    In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1998.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998 will be reported in the consolidated statement of operations.

    Foreign tax loss carryforwards can be offset against the PTK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. During 1998, approximately $3,700,000 of net operating loss carryforwards available to the PTK Companies forfeited.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

7. INCOME TAXES (CONTINUED)
    At December 31, 1998, the PTK Companies had net operating loss carryforwards of approximately $29,269,000, which will expire as follows:

YEARS ENDING DECEMBER 31,                                                       (IN THOUSANDS)
------------------------------------------------------------------------------
1999..........................................................................    $   11,176
2000..........................................................................         9,936
2001..........................................................................         8,157
                                                                                     -------
                                                                                  $   29,269
                                                                                     -------
                                                                                     -------

8. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with entities under common control of the stockholders and affiliated parties. The principal related party transactions are described below.

    NOTES PAYABLE TO AFFILIATE

    Notes payable to affiliate of $160,830,000 and $134,509,000 at December 31, 1998 and 1997, respectively, consists of an unsecured demand note and unpaid interest due to PCI. The notes between PCI and PCBV are revolving credit facilities which call for the borrower to pay 10% interest, payable monthly, on the outstanding principal amount and contain standard events of default for related-party indebtedness. All of these notes become due on June 30, 2001.

    Interest expense of $12,974,000, $11,253,000 and $7,844,000 was incurred by the Company in connection with affiliate borrowings during the years ended December 31, 1998, 1997 and 1996, respectively. Of this expense, $12,974,000, $11,253,000 and $7,844,000, has been added to the loan balance for the years ended December 31, 1998, 1997 and 1996, respectively.

    Using the funds provided in the aforementioned notes between PCI and PCBV, PCBV has entered into a series of 10% grid notes with certain of its subsidiaries. PCBV's intercompany notes have been pledged for the benefit of holders of the publicly-registered PCI notes.

    Pursuant to the PCI Indenture, PCBV is subject to certain restriction, including, without limitation, restriction with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sales of assets.

    PCI's present intention is not to seek repayment of the aforementioned affiliate notes payable until the Company generates sufficient cash flow or liquidity to support such repayments.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

8. RELATED PARTY TRANSACTIONS (CONTINUED)
    DUE TO AFFILIATE

    Amounts due to affiliate of $26,491,000 and $14,505,000 at December 31, 1998 and 1997, respectively, are non-interest bearing and primarily represent amounts owed to PCI for management fees, purchases and services. Payment of management consulting fees are contingent until such time as net income of the PTK Companies' is sufficient to service the fee.

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

    The Service Agreements also typically require the subsidiaries to reimburse PCBV for any reasonable out-of-pocket expenses incurred by PCBV or PCI, acting as agent for PCBV, including salaries and benefits, housing allowances, travel expenses, and equipment supply or other goods costs. The agreements expired on December 31, 1997, but were automatically extended for successive one-year periods unless a party gives notice on or before January 31, in which case the agreement will terminate at the end of the calendar year during which such notice was provided.

    PCI entered into a Corporate Overhead Allocation Agreement dated January 1, 1996 (the "Allocation Agreement") with certain of its direct or indirect subsidiaries, including PCBV. The Allocation Agreement provides that costs incurred by PCI or PCBV, acting as PCI's agent, with regard to the Service Agreements and as otherwise requested by the PTK Companies shall be allocated and charged to particular PTK Companies in the event they are directly attributable to such subsidiaries, and shall otherwise be allocated equally among each of the PTK Companies. With regard to services rendered and costs incurred by subsidiaries for the benefit of some or all of the PTK Companies, which include costs associated with maintaining a central office in Warsaw, legal expenses, expenses relating to governmental relationships and approvals, programming services, accounting, management information systems services, and salaries associated with personnel whose duties clearly benefit other PTK Companies, the Allocation Agreement provides that such expenses shall be allocated between the PTK Companies. The Allocation Agreement terminates on December 31, 1997, but is automatically renewed for successive one-year periods unless at least thirty days written notice of termination is provided by PCI or PCBV or any subsidiary, with respect to itself.

    Pursuant to guidance within SFAS No. 51, "FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES", certain reimbursed overhead costs of $152,000, $637,000 and $950,000 at December 31, 1998, 1997 and 1996, respectively, have been capitalized and are included in investment in cable television system assets. The remaining overhead costs allocated to the Company of $1,477,000, $1,470,000 and $1,162,000 during the years ended December 31, 1998, 1997 and 1996, respectively, are included in corporate administration and operating expenses.

    STOCK OPTION COMPENSATION EXPENSE

    Included in selling, general and administrative expense in 1997 is approximately $4,713,000 of compensation expense related to the difference between the exercise price of certain options issued by

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

8. RELATED PARTY TRANSACTIONS (CONTINUED)
@Entertainment, Inc. and their fair market value on the date of grant. Since the executives, to whom the options were issued, spent a portion of their time providing services to the Company, management allocated a portion of the costs to the Company using what management believes is a reasonable method of allocation.

    MANAGEMENT AGREEMENT

    The PTK Companies entered into management consulting agreements with PCI to recommend, advise, and consult the PTK Companies as to design, construction, development, and operation of the cable television systems. The agreements typically provide that the subsidiary will pay to PCI an annual consulting fee of $320,000 when and to the extent that the subsidiary's net income exceeds zero. These contingent management consulting fees payable to PCI are reflected in amounts "due to affiliate" in the accompanying consolidated balance sheets. The management agreements also provide for an initial term ending as of the end of the calendar year during which they became effective, and provide for successive renewals for one-year periods unless the agreement is terminated in writing with at least thirty days notice by either party. Management consulting fees charged to corporate administration expense were $1,440,000, $1,440,000 and $1,520,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to those services of $2,943,000 for the year ended December 1998. The Company did not incur any costs from this affiliate in prior years. Included in accounts payable at December 31, 1998 is $1,114,000 due to this affiliate. The Company did not incur any costs from this affiliate in prior years.

    PROGRAMMING

    Affiliates of PCI provides programming to the PTK Companies. The Company incurred programming fees from this affiliate of $8,651,000, $500,000 and $412,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

9. EXTRAORDINARY ITEM

    In 1996 the Company recorded an extraordinary loss related to the early retirement of debt. The extraordinary loss was comprised of a $147,000 prepayment penalty and a $1,566,000 write-off of deferred financing costs.

10. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms.

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) ducts to the Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement, which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease. See Note 11 for further detail. Minimum future lease commitments for the aforementioned leases relate to 1999 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $423,000 for the first six months of 1999. The Company expects to renew these leases on or before the expiration dates.

    Total rental expense associated with the aforementioned operating leases for the years ended December 31, 1998, 1997 and 1996 was $1,828,000, $1,094,000 and
$864,000, respectively.

    PROGRAMMING COMMITMENTS

    The Company's parent, PCI, has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. All programming agreements are signed between PCI and the third-party programming suppliers, therefore, at December 31, 1998, no future minimum commitment lies with the Company. For the years ended December 31, 1998, 1997 and 1996, the Company incurred programming fees of approximately $2,579,000, $1,546,000 and $1,685,000, respectively, pursuant to these agreements, which are allocated to the Company based on the number of subscribers connected to the system each month.

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

    One of the PTK Companies was not able to register several capital increases that were filed in 1995, for an aggregate amount of PLN 2,000,000 (approximately $569,000 at the December 31, 1998 conversion rate). The capital increases were rejected by the relevant Registration Court, and the court's decision was lost on appeal. Since the PTK Company received an in-kind contribution of equipment in respect of the proposed capital increases, the non-recognition of the capital increases by the Polish courts means that the contribution could be treated as income in the hands of the PTK Company. As a result, part or all of the contribution could be subject to corporate income tax of 40%. The PTK Company had enough tax net operating loss in 1995 to offset any additional taxable income resulting from an unfavorable treatment. PCBV has not recorded any amounts related to this in the accompanying consolidated financial statements due to the tax net operating loss and management's belief that this issue will be resolved with no material effect on the consolidated financial position or results of operations of the Company.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION AND CLAIMS

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

    YEAR 2000

    The Company is dependent upon computer systems and other technological devices with imbedded microprocessor chips that are intended to utilize dates and process data beyond December 31, 1999. In January 1997, the Company developed a plan to address the impact that potential year 2000 problems may have on Company operations and to implement necessary changes to address such problems (the "Y2K Plan"). During the course of the development of its Y2K Plan, the Company has identified certain critical operations, which need to be year 2000 compliant for the Company to operate effectively. These critical operations include accounting and billing systems, customer service and service delivery systems, and field and headend devices.

    Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1998, 1997 AND 1996

11. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED) purchase specialized billing software for the Company's new customer service and billing center. The vendors of the new accounting system and of the billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

    The Company believes that its most significant year 2000 risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential year 2000 problems. Should these parties not be prepared for year 2000 conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of the full range of its cable service to its customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their year 2000 compliance programs. The Company expects to complete this process by September 30, 1999, and it anticipates that all phases of its Y2K Plan will be completed by December 31, 1999.

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

    The Company has not yet determined the full cost of its Y2K Plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement or remediation costs for equipment or systems as a result of year 2000 non-compliance. Rather, due to the rapid growth and development of its cable system the Company had made substantial capital investments in equipment and systems for reasons other than year 2000 concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $2,400,000.

    The Company believes that any year 2000 compliance issues it may face can be remedied without a material financial impact on the Company, but no assurance can be made in this regard until all of the data has been gathered from the Company's third party suppliers. At this date the Company cannot predict the financial impact on its operations if year 2000 problems are caused by products or services supplied to the Company by such third parties.

    CREDITWORTHINESS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The current directors and executive officers of the Company are:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Robert E. Fowler, III                                          40   Chairman of the Board of Directors
David T. Chase                                                 69   Director
Arnold L. Chase                                                47   Director
Scott A. Lanphere                                              33   Director
Jerzy Z. Swirski                                               41   Director
Przemyslaw A. Szmyt                                            36   Director
David Keefe                                                    49   Chief Executive Officer, Director
Dorothy E. Hansberry                                           46   Vice President and General Counsel
Warren L. Mobley, Jr                                           50   Chief Operating Officer and Execuitve Vice President
                                                                    of Marketing and Sales
Piotr M. Majchrzak                                             31   Chief Financial Officer

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

    Information with respect to the business experience and affiliations for the past five years of the current directors and executive officers of the Company is set forth below.

    ROBERT E. FOWLER, III has served as Chairman of the Board of Directors of PCI since December 1997, and he served as its Chief Executive Officer from December 1996 to December 1997, its Vice President from August 1993 to December 1996 and its Treasurer from April 1991 to December 1996. Mr. Fowler has served as Chief Executive Officer and as a director of @Entertainment since May 1997. From December 1993 to February 1997, he served as Vice President of D.T. Chase Enterprises, Inc. From March 1995 to late 1996, Mr. Fowler served as a director of ACCEL. Since April 1, 1998, Mr. Fowler has served on the Supervisory Board of Twoj Styl. Mr. Fowler devoted approximately 35% of his working time to PCI and approximately 65% of his working time to companies that were affiliated with PCI.

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

    SCOTT A. LANPHERE has served as a director of PCI since March 1996. He served as a Managing Director of PCBV from May 1996 to October 1997. Mr. Lanphere has served as a director of @Entertainment since May 1997. Mr. Lanphere has served as a Director at Morgan Grenfell Private Equity Ltd. since

October 1998. Mr. Lanphere served as a Director of Investments for Advent International plc from December 1994 to October 1998, and from May 1991 to December 1994 served as an Investment Manager of Advent International plc.

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

    PRZEMYSLAW A. SZMYT served as a director of PCI since December 1997 and served as a Vice President and General Counsel of PCI from February 1997 until December 1997. Mr. Szmyt has served as Senior Vice President of Business Development since January 1999 and as Vice President, General Counsel and Secretary of @Entertainment since May 1997. Mr Szmyt has served as a Managing Director of PCBV since November 1997 and as a member of the Supervisory Board of Twoj Styl since April 1998. Since January 1998, Mr. Szmyt has served as a member of the Management Board of DTC Productions Sp. z o.o. Since December 1997, he has served as a member of the Management Board of Wizja TV Sp. z o.o. From September 1995 to February 1997, Mr. Szmyt was a director for Poland of MeesPierson EurAmerica, an investment banking firm and affiliate of MeesPierson N.V., a Dutch merchant bank. From early 1992 to August 1995, Mr. Szmyt was a senior associate at Soltysinski, Kawecki & Szlezak, a law firm in Warsaw. From October 1994 to late 1996, Mr. Szmyt served on the Management Board of Telewizyjna Korporacja Partycypacyjna S.A., a holding company of Canal + Polska. Mr. Szmyt is also a Board Member of United Way Poland and of Litewska Childrens' Hospital Fundation.

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

    WARREN L. MOBLEY, JR. has served as Chief Operating Officer of PCI since December 1998, and has served as Executive Vice President of Marketing and Sales since May 1998. From March 1997 to May 1998 Mr. Mobley served as President of World Channel Ltd. From March 1993 to February 1997, Mr. Mobley served as Vice President of Development of United International Holdings Asia.

    PIOTR M. MAJCHRZAK has served as Chief Financial Officer of PCI since July 1998. From April 1997 to June 1998, Mr. Majchrzak was Director of Finance and Corporate Controller of the Company. From September 1992 to March 1997, Mr. Majchrzak worked for Philip Morris Poland and ZPTK S.A., Polish subsidiaries of Philip Morris International, most recently as Manager Financial Systems and Accounting of ZPTK S.A.

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

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other three most highly compensated executive officers of the Company who earned over, and a former executive officer who would have been one of the most highly compensated executive officers at the end of the fiscal year 1998 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the last three fiscal years, to the extent that those officers were in the employ of the Company. Columns relating to long-term compensation have been omitted from the table as the Company did not have capital stock-related award plans and there has been no compensation arising from long-term incentive plans during the years reflected in the table.

                                                                                                             SECURITIES
                                                                                           OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION                           YEAR     SALARY ($)    BONUS ($)   COMPENSATION ($)   OPTIONS/SAR
--------------------------------------------------  ---------  -----------  -----------  -----------------  ------------
David Keefe.......................................       1998     220,000      200,000          68,175(1)       250,000
Chief Executive Officer                                  1997      --           --              --               --
                                                         1996      --           --              --               --

George Z. Makowski (2)............................       1998     169,770       60,000          34,300(3)       385,000
                                                         1997     156,000      175,000(4)        68,400(5)       --
                                                         1996      --           --              --

Warren L. Mobley, Jr..............................       1998     112,084       --              18,000(6)        --
Chief Operating Officer and Executive Vice               1997      --           --              --               --
  President of Marketing and Sales                       1996      --           --              --               --

Dorothy E. Hansberry..............................       1998     150,000       10,000          --               --
Vice President and General Counsel                       1997      --           --              --               --
                                                         1996      --           --              --               --

Piotr M. Majchrzak................................       1998      75,000       10,000          --               --
Chief Financial Officer                                  1997      42,500       10,500          --               --
                                                         1996      --           --              --               --

(1) Includes amounts paid pursuant to housing allowance

(2) Mr. Makowski was the Chief Operating Officer of PCI. Mr. Makowski's employment with PCI was terminated effective as of May 1998.

(3) Represents amounts paid pursuant to housing allowance

(4) Represents one-time bonus paid upon completion of @Entertainment's initial public equity offering

(5) Represents amounts paid pursuant to housing and tuition allowances

(6) Represents amounts paid pursuant to housing allowance

                               COMPENSATION PLANS

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with each of Mr. Keefe, Ms. Hansberry, Mr. Mobley and Mr. Majchrzak.

    Mr. Keefe entered into a two-year employment agreement with PCI effective at January 1, 1998. Pursuant to such agreement, Mr. Keefe serves as the Chief Executive Officer of PCI. Mr. Keefe receives a base annual salary of approximately $220,000, a monthly allowance for additional housing and cost of living expenses of $5,000, an allowance for relocation expenses of up to $20,000, and reimbursement of educational and tax planning expenses of up to an aggregate amount of $23,000 per year. Mr. Keefe also receives a guaranteed bonus of $100,000 in the first year of his employment and unspecified incentive bonuses thereafter. He received an additional bonus of $200,000 upon the signing of the employment agreement. Mr. Keefe may terminate the employment agreement at any time upon three months' written notice, and PCI may terminate the agreement at any time upon one month's written notice (with an obligation to pay Mr. Keefe an additional five months' salary). In addition, PCI may terminate the agreement immediately without further obligation to Mr. Keefe for cause (as defined in the employment agreement).

    Ms. Hansberry entered into a two-year employment agreement with PCI effective at January 1, 1998. Pursuant to such agreement, Ms. Hansberry serves as Vice President and General Counsel of PCI and receives an annual remuneration totaling $150,000. She is eligible to receive annual performance-based bonuses of up to $40,000 per year. Ms. Hansberry's initial year bonus of $40,000 is guaranteed. Ms. Hansberry or PCI may terminate the agreement at any time upon six months' written notice. In addition, PCI may terminate the agreement without further obligation to Ms. Hansberry for cause (as defined in the agreement).

    Mr. Majchrzak entered into agreement with PCI effective at April 14, 1997, which was amended effective January 1, 1998. Pursuant to such agreement, Mr. Majchrzak serves as Chief Financial Officer of PCI. Pursuant to an employment agreement with PTK Warszawa S.A. and services agreement with PCI, Mr. Majchrzak receives annual remuneration totaling $75,000. He is eligible to receive an annual performance-based bonus of up to $26,000 per year. Mr. Majchrzak may terminate his contract with PCI at any time upon three months' written notice and PCI may terminate the contract with Mr. Majchrzak at any time upon three months' written notice. In addition, PCI may terminate the contract without further obligation to Mr. Majchrzak for cause (as defined in the agreement). Mr. Majchrzak's employment agreement with PTK Warszawa S.A. may be terminated by either party upon one month's written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Poland Communications, Inc. is a wholly owned subsidiary of @ Entertainment, Inc.

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

    The PCBV Stockholders' Agreement also includes covenants against competition that limit the ability of each PCBV Stockholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such PCBV Stockholder ceases to be a PCBV Stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the PCBV Stockholders' Agreement, the Minority Stockholders have a claim against 7.7% of the profits and equity of such entities and, under a supplemental agreement, PCI has agreed to share the profits of these entities with the Minority Stockholders on a pro rata basis. In addition, PCI is negotiating to buy, and has made an offer to buy, the outstanding PCBV shares held by the Minority Stockholders, though there can be no assurance that an agreement can be reached with any of the Minority Stockholders on satisfactory terms.

SERVICE AGREEMENTS

    PCI has entered into service agreements with PCBV and other of its direct and indirect subsidiaries (the "Service Agreements"), including Poltelkab Sp. z o.o. ("Poltelkab"), Telkat Sp. z o.o. ("Telkat"), PTK-Szczecin Sp. z o.o. ("PTK-Szczecin"), PTK-Lublin S.A. ("PTK-Lublin"), ETV Sp. z o.o. ("ETV"), PTK, S.A., PTK-Operator, PTK-Warsaw, and PTK-Krakow, pursuant to which PCI provides various services, including administrative, technical, managerial, financial, operational and marketing services to each of the subsidiaries and PCBV serves as PCI's agent. PCI also entered into a service agreement, dated August 31, 1995, with PCBV and ETV, whereby PCBV is the principal service provider and PCI acts as agent to PCBV (the "ETV Service Agreement"). The services provided under these agreements are intended to enable the subsidiaries to construct, develop, operate and manage cable television systems throughout Poland. Except for the ETV Service Agreement, which requires ETV to pay $18,740 per calendar quarter to PCBV, the Service Agreements provide that the subsidiaries will each pay to PCI or PCBV, as the case may be, a fee of $10,000 per calendar quarter for performing general administrative services, and a commercially reasonable rate for legal, financial and other specific professional services. With the exception of the ETV Service Agreement, if a subsidiary is obligated to pay fees to PCI pursuant to a management agreement (described below), any fee payable under the Service Agreements is waived. The Service Agreements also typically require the subsidiaries to reimburse PCBV for any reasonable out-of-pocket expenses incurred by PCBV or PCI, acting as agent for PCBV, including salaries and benefits, housing allowances, travel expenses, and equipment supply or other goods costs. The agreements were due to expire on December 31, 1997, but were automatically extended for successive one-year periods as no party gave notice on or before January 31, 1999.

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

CORPORATE OVERHEAD ALLOCATION AGREEMENT

    PCI entered into a Corporate Overhead Allocation Agreement, dated January 1, 1996 (the "Allocation Agreement"), with certain of its direct or indirect subsidiaries, namely PTK S.A., PTK-Warsaw, PTK-Operator, PTK-Krakow, PTK-Szczecin, PTK-Lublin, ETV, Telkat, TV Kabel, TK Gosat and Poltelkab (collectively the "PTK Companies"), and PCBV. The Allocation Agreement provides that costs incurred by PCI or PCBV, acting as PCI's agent, with regard to the Service Agreements and as otherwise requested by the PTK Companies shall be allocated and charged to particular PTK Companies in the event they are directly attributable to such subsidiaries, and shall otherwise be allocated equally among each of the PTK Companies. With regard to services rendered and costs incurred by subsidiaries for the benefit of some or all of the PTK Companies, which include costs associated with maintaining a central office in Warsaw, legal expenses, expenses relating to governmental relationships and approvals, programming services, accounting, management information systems services, and salaries associated with personnel whose duties clearly benefit other PTK Companies, the Allocation Agreement provides that such expenses shall be allocated between the PTK Companies. The Allocation Agreement was due to terminate on December 31, 1997, but was automatically renewed for successive one-year periods as no written notice of termination was provided by PCI or PCBV or any subsidiary, with respect to itself.

LICENSE AGREEMENT

    PTK S.A., a subsidiary of PCI entered into a License Agreement, dated January 7, 1999 (the "License Agreement") with an affiliate of the Company, Sereke Holding B.V. ("Sereke"). The License Agreement provides that Sereke grants PTK the non-exclusive right to distribute channels from the Wizja TV programming package to the Company's subscribers for a fee as described on the Company's rate card. The subscriber fee per month was $3.50 until September 30, 1998 and since October 1, 1998 the fee has been $2.50. The total cost for the Company under this License Agreement was approximately $12,473,000 in 1998. This Agreement will expire on the fifth anniversary of the effective date, which was June 5, 1998. Management believes that the terms of the License Agreement are no less favorable than those that could have been obtained from an unaffiliated third party.

SALE OF ASSETS AND LIABILITIES OF A SUBSIDIARY

    During February 1998, @Entertainment, Inc., the Company's parent, purchased substantially all of the assets and liabilities of Mozaic Entertainment, Inc., one of the Company's subsidiaries, including a note payable to the Company for $6,527,000, for consideration of $100. This transfer was made in order to consolidate the D-DTH and programming businesses of @Entertainment. The transfer was accounted for at historical cost in a manner similar to a pooling of interests. The difference between the amount of cash disbursed and the fair value of the liabilities assumed and the historical cost of the net assets acquired, of approximately $3,031,000 was accounted for as a reduction of the accumulated deficit.

PURCHASE OF PRINT MEDIA SERVICES

    During 1998 PCI purchased print media services from an affiliate of the Company, Wydawnictwo Prasawe Twoj Styl Sp. z o.o. ("WPTS"). The total cost for the Company for these services was approximately $4,355,000 in 1998. Management believes that the terms of the agreement relating to print media services are no less favorable than those that could have been obtained from an unaffiliated third party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES.

    The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the year ended
  December 31, 1998.

(c) Exhibit Listing

  NUMBER
-----------
       3.1   Restated Certificate of Incorporation of Poland Communications, Inc. as amended through August 1998.

       3.2   By-Laws of PCI as amended through March 1998.

       4.1   Indenture dated as at October 31, 1996 between PCI and State Street Bank and Trust Company relating to
             PCI's 9 7/8% Senior Notes due 2003 and its 9 7/8% Series B Senior Notes due 2003 (Incorporated by
             reference to Exhibit 4.11 of PCI's Registration Statement on Form S-4, Registration No. 333-20307).

      10.1   Employment Agreement dated as of January 1, 1998, between PCI and Dorothy Hansberry. (Incorporated by reference to Exhibit 10.19 of @Entertainment's Registration Statement on Form S-4, Registration No.
             333-60659)

      10.2   Employment Agreement, dated January 1, 1998 between PCI and David Keefe. (Incorporated by reference to
             Exhibit 10.17 of @Entertainment's Registration Statement on Form S-4, Registration No. 333-20307)

      10.3   Stock Option Agreement, dated as of January 1, 1998, beteen @Entertainment and David Keefe.
             (Incorporated by reference to Exhibit 10.18 of @Entertainment's Registration Statement on Form S-4,
             Registration No. 333-20307)

      10.4   Form of Indemnification Agreement between @Entertainment and its executive officers and directors.

      10.5   Purchase Agreement dated October 24, 1996 between PCI and Merrill Lynch & Co., Merrill Lynch, Pierce,
             Fenner & Smith Incorporated relating to $130,000,000 aggregate principal amount of PCI's 9 7/8% Senior
             Notes due 2003 (Incorporated by reference to Exhibit 1.1 of PCI's Registation Statement on Form S-4,
             Registration No. 333-20307).

        21   Subsidiaries of PCI

        27   Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POLAND COMMUNICATIONS, INC.

                                BY:        /S/ DAVID KEEFE
                                     ---------------------------
                                             David Keefe
                                     CHIEF EXECUTIVE OFFICER AND
                                               DIRECTOR

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                  SIGNATURE                                         TITLE                             DATE
----------------------------------------------  ----------------------------------------------  -----------------

/s/ DAVID KEEFE                                 Chief Executive Officer and Director               March 30, 1999
------------------------------------
David Keefe

/s/ PIOTR M. MAJCHRZAK                          Chief Financial Officer                            March 30, 1999
------------------------------------            (Principal Financial and Principal Accounting
Piotr M. Majchrzak                              Officer)

/s/ ROBERT E. FOWLER III                        Chairman of the Board of Director                  March 30, 1999
------------------------------------
Robert E. Fowler III

/s/ ARNOLD L. CHASE                             Director                                           March 30, 1999
------------------------------------
Arnold L. Chase

/s/ DAVID T. CHASE                              Director                                           March 30, 1999
------------------------------------
David T. Chase

                                                Director
------------------------------------
Scott A. Lanphere

/s/ JERZY Z. SWIRSKI                            Director                                           March 30, 1999
------------------------------------
Jerzy Z. Swirski

/s/ PRZEMYSLAW A. SZMYT                         Director                                           March 30, 1999
------------------------------------
Przemyslaw A. Szmyt