Form 10-Q
period 1999-03-31
POLAND COMMUNICATIONS INC
filed 1999-05-17
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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

The number of shares outstanding of Poland Communications, Inc.'s common stock as of March 31, 1999, was:

                            Common Stock              18,948


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           POLAND COMMUNICATIONS, INC.

                                 FORM 10-Q INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



                                                                                       PAGE
NO.
PART I   FINANCIAL INFORMATION
         Item 1.   Financial Statements
                   Poland Communications, Inc.
                                 Consolidated Balance Sheets                           3-4
                                 Consolidated Statements of Operations                 5
                                 Consolidated Statements of Comprehensive Loss         6
                      Consolidated Statements of Cash Flows                            7

                                 Notes to Consolidated Financial Statements            8

                    Poland Cablevision (Netherlands) B.V.
                                  Consolidated Balance Sheets                          9-10
                                  Consolidated Statements of Operations                11
                        Consolidated Statements of Comprehensive Loss                  12
                                  Consolidated Statements of Cash Flows                13

                                  Notes to Consolidated Financial Statements           14

         Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                 15-20

         Item 3.    Quantitative and Qualitative Disclosures
                        About Market Risk                                              22

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                  23

         Item 2.    Changes in Securities and Use of Proceeds                          23

         Item 3.    Defaults Upon Senior Securities                                    23

         Item 4.    Submission of Matters to a Vote of Security Holders                23

         Item 5.    Other Information                                                  23

         Item 6.    Exhibits and Reports on Form 8-K                                   23

                           POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                     March 31,                December 31,
                                                                       1999                       1998
                                                                    ------------             --------------
                                                                     (unaudited)
                                                                                 (in thousands)


Current assets:
    Cash and cash equivalents                                        $    1,897                 $    2,574
    Accounts receivable, net of allowances for doubtful
         accounts $1,193,000 in 1999 and $1,095,000 in 1998               2,856                      2,770
    Other current assets                                                  1,496                      1,362
                                                                     -----------                -----------
         Total current assets                                             6,249                      6,706
                                                                     -----------                -----------
    Property, plant and equipment:
         Cable television system assets                                  152,924                   175,053
         Construction in progress                                          3,306                     1,665
         Vehicles                                                          1,707                     2,096
         Other                                                             8,262                     6,183
                                                                     -----------                -----------
                                                                         166,199                   184,997
         Less accumulated depreciation                                   (46,581)                  (48,129)
                                                                     -----------                -----------
              Net property, plant and equipment                          119,618                   136,868

    Inventories for construction                                           7,873                     8,851
    Intangibles, net                                                      28,973                    34,481
    Notes receivable from affiliates                                         459                       449
    Other assets                                                           6,168                     6,430
                                                                     -----------                -----------
              Total assets                                           $   169,340                $  193,785
                                                                     -----------                -----------
                                                                     -----------                -----------


     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                    March 31,     December 31,
                                                                      1999            1998
                                                                  ------------    ------------
                                                                   (unaudited)

                                                                         (in thousands)
Current liabilities:
  Accounts payable and accrued expenses                             $   7,288       $  13,268
  Accrued interest                                                      5,349           2,140
  Deferred revenue                                                      1,036           1,207
  Income taxes payable                                                  3,794           3,794
  Current portion of notes payable                                      6,500           6,500
                                                                    ---------       ---------
      Total current liabilities                                        23,967          26,909

Due to affiliate                                                       26,750          17,519
Notes payable, less current portion                                   131,574         131,941
                                                                    ---------       ---------
      Total liabilities                                               182,291         176,369
                                                                    ---------       ---------

Redeemable preferred stock (liquidation value $60,000,000;
 6,000 shares authorized, issued and outstanding)                      31,868          30,977

Commitments and contingencies (note 4)

Stockholders' deficiency
  Common stock, $.01 par value, 27,000 shares authorized;
    18,948 shares issued and outstanding                                    1               1
  Paid-in capital                                                      77,489          78,380
  Accumulated other comprehensive (loss)/income                       (20,274)            586
  Accumulated deficit                                                (102,035)        (92,528)
                                                                    ---------       ---------
      Total stockholders' deficiency                                  (44,819)        (13,561)
                                                                    ---------       ---------

      Total liabilities and stockholders' deficiency                $ 169,340       $ 193,785
                                                                    ---------       ---------
                                                                    ---------       ---------



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Cable television revenue                                   $   14,783      $   12,093

Operating expenses:
     Direct operating expenses                                 10,102           3,742
     Selling, general and administrative expenses               2,996           4,452
     Depreciation and amortization                              5,949           4,835
                                                           ----------      ----------
          Total operating expenses                             19,047          13,029
                                                           ----------      ----------

          Operating loss                                       (4,264)           (936)

Interest and investment income                                    273             393
Interest expense                                               (3,905)         (3,532)
Foreign exchange (loss)/gain, net                              (1,592)             67
                                                           ----------      ----------

     Loss before income taxes and minority interest            (9,488)         (4,008)

Income tax expense                                                (19)           (333)
Minority interest                                                  --            (149)
                                                           ----------      ----------

     Net loss                                                  (9,507)         (4,490)

Accretion of redeemable preferred stock                          (891)         (1,159)
                                                           ----------      ----------

Net loss applicable to holders of common stock             $  (10,398)     $   (5,649)
                                                           ----------      ----------
                                                           ----------      ----------

Basic and diluted loss per common share                    $  (548.77)     $  (298.13)
                                                           ----------      ----------
                                                           ----------      ----------





     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         --------------------
                                                                           1999       1998
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Net loss...............................................................     (9,507)    (4,490)
Other comprehensive (loss)/income:
  Cumulative translation adjustment....................................    (19,688)     2,617
                                                                         ---------  ---------
Comprehensive loss.....................................................    (29,195)    (1,873)
                                                                         ---------  ---------
                                                                         ---------  ---------



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------------------
                                                                                           1999                  1998
                                                                                     -----------------     ------------------
                                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                                             $   (9,507)            $   (4,490)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Minority interest
                                                                                                    -                    149
         Depreciation and amortization
                                                                                                5,949                  4,835
         Amortization of notes payable discount and issue costs
                                                                                                  262                     41
         Changes in operating assets and liabilities:
              Accounts receivable
                                                                                                 (86)                  (246)

              Other current
              assets                                                                            (134)                    893
              Accounts payable
                                                                                              (5,243)                  3,462
              Income tax payable
                                                                                                    -                  (377)
              Accrued interest
                                                                                                3,210                  3,210
              Amounts due to affiliates
                                                                                               10,133                  (141)
              Deferred revenue
                                                                                                 (19)                   (88)
              Other current liabilities
                                                                                                    -                  (515)
                                                                                     -----------------     ------------------
                     Net cash provided by operating activities
                                                                                                4,565                  6,733
                                                                                     -----------------     ------------------
Cash flows from investing activities:
              Construction and purchase of property, plant and equipment
                                                                                              (4,968)               (11,795)
              Notes receivable from affiliate
                                                                                                 (10)                      -
              Purchase of intangibles
                                                                                                (197)                  (230)
              Purchase of subsidiaries, net of cash received
                                                                                                    -                  (783)
                                                                                     -----------------     ------------------
                     Net cash used in investing activities
                                                                                              (5,175)               (12,808)
                                                                                     -----------------     ------------------
Cash flows from financing activities:
              Repayment of notes payable
                                                                                                 (67)                     37
                                                                                     -----------------     ------------------
                     Net cash (used in)/provided by financing activities
                                                                                                 (67)                     37
                                                                                     -----------------     ------------------

                     Net decrease in cash and cash equivalents
                                                                                                (677)                (6,038)
Cash and cash equivalents at beginning of period
                                                                                                2,574                 25,750
                                                                                     -----------------     ------------------
Cash and cash equivalents at end of period                                                 $    1,897             $   19,712
                                                                                     -----------------     ------------------
                                                                                     -----------------     ------------------
Supplemental cash flow information:
              Cash paid for                                                                 $     142               $     25
              interest
                                                                                     -----------------     ------------------
                                                                                     -----------------     ------------------
              Cash paid for income taxes                                                     $     37              $     176
                                                                                     -----------------     ------------------
                                                                                     -----------------     ------------------


     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

1.    BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the SEC (the "1998 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.    RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1999 unaudited consolidated financial statement presentation.

3.    LOSS PER SHARE

As noted in the 1998 Annual Report, the Company adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform to the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for both the three-month periods ended March 31, 1999 and 1998.

4.    COMMITMENTS AND CONTINGENCIES

Programming Commitments

The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. At March 31, 1999, the Company had a minimum commitment under such agreements of approximately $2,792,500 for the remainder of 1999, $3,784,100 in 2000, $4,470,700 in 2001, $4,872,300 in 2002, $5,077,600 in 2003 and $5,128,300
in 2004 and thereafter. For the three months ended March 31, 1999 and 1998 the Company incurred programming fees of approximately $836,000 and $1,720,000 respectively, pursuant to these agreements.

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

5.        ACQUISITIONS

On March 31, 1999, a subsidiary of the Company purchased certain cable television system assets for an aggregate consideration of approximately $509,000. The acquisition was accounted for using the purchase method, whereby the purchase price was allocated among the fixed assets acquired based on their fair value on the date of acquisition and any excess to goodwill. The purchase price exceeded fair value of the assets acquired by approximately $108,000.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                          MARCH 31,        DECEMBER 31,
                                                                             1999               1998
                                                                        ---------------    ---------------
                                                                         (UNAUDITED)

                                                                                 (IN THOUSANDS)
Current assets:
     Cash                                                                     $  1,061          $   1,463
     Accounts receivable, net of allowances of $577,000 in 1999 and $708,000 in 1998
                                                                                 1,826              1,904
     Other current assets
                                                                                 1,048                535
                                                                        ---------------    ---------------
        Total current assets
                                                                                 3,935              3,902
                                                                        ---------------    ---------------

     Property, plant and equipment:
        Cable television system assets                                         120,009
                                                                                                  136,833
        Vehicles
                                                                                 1,374              1,704
        Other
                                                                                 8,242              5,832
                                                                        ---------------    ---------------
                                                                               129,625
                                                                                                  144,369
            Less accumulated depreciation                                     (38,867)
                                                                                                 (40,041)
                                                                        ---------------    ---------------
            Net property, plant and equipment
                                                                                90,758            104,328

     Inventories for construction
                                                                                 5,913              6,638
     Intangibles, net
                                                                                11,734             13,711
                                                                        ---------------    ---------------


                 Total assets                                                $ 112,340          $ 128,579
                                                                        ---------------    ---------------
                                                                        ---------------    ---------------




     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



                                                                                                   March 31,     December 31,
                                                                                                        1999           1998
                                                                                                   ---------      ---------
                                                                                                  (unaudited)

                                                                                                        (in thousands)
Current liabilities:
       Accounts payable and accrued expenses                                                       $   3,457      $   7,809
       Deferred revenue                                                                                  433            565
                                                                                                   ---------      ---------
            Total current liabilities                                                                  3,890          8,374

Due to affiliate                                                                                      32,722         26,491
Notes payable to affiliates                                                                          165,352        160,830
                                                                                                   ---------      ---------
            Total liabilities                                                                        201,964        195,695
                                                                                                   ---------      ---------

Stockholders' deficiency:
       Capital stock par value, $0.50 par; 200,000 shares
            authorized, issued and outstanding                                                           100            100
       Paid-in capital                                                                                14,589         14,589
       Accumulated other comprehensive (loss)/income                                                (14,335)           424
       Accumulated deficit                                                                          (89,978)       (82,229)
                                                                                                   ---------      ---------
            Total stockholders' deficiency                                                          (89,624)       (67,116)
                                                                                                   ---------      ---------

            Total liabilities and stockholders' deficiency                                         $ 112,340      $ 128,579
                                                                                                   ---------      ---------
                                                                                                   ---------      ---------


     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                       Three months ended March 31,
                                                                                                       ----------------------------
                                                                                                              1999          1998
                                                                                                          --------      --------

                                                                                                              (in thousands)

Cable television revenue                                                                                  $ 10,210      $  8,202

Operating expenses:
       Direct operating expenses                                                                             6,923         2,541
       Selling, general and administrative expenses                                                          1,916         2,779
       Depreciation and amortization                                                                         3,770         3,096
                                                                                                          --------      --------
            Total operating expenses                                                                        12,609         8,416
                                                                                                          --------      --------

            Operating loss                                                                                  (2,399)         (214)

Interest income                                                                                                 11            28
Interest expense                                                                                            (3,384)       (3,040)
Foreign exchange (loss)/gain, net                                                                           (1,958)           50
                                                                                                          --------      --------

       Loss before income taxes and minority interest                                                       (7,730)       (3,176)

Income tax expense                                                                                             (19)         (102)
Minority interest                                                                                             --             278
                                                                                                          --------      --------

       Net loss                                                                                           $ (7,749)     $ (3,000)
                                                                                                          --------      --------
                                                                                                          --------      --------

       Basic and diluted net loss per common share                                                        ($ 38.75)     ($ 15.00)
                                                                                                          --------      --------
                                                                                                          --------      --------


     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                            THREE MONTHS ENDED MARCH
                                                    31,
                                         ---------------------------
                                            1999            1998
                                         ------------  -------------
                                              (IN THOUSANDS)

Net loss                                   (7,749)      (3,000)

Other comprehensive (loss) / income:
    Cumulative translation adjustment     (14,759)       2,042
                                          -------      -------


Comprehensive loss                        (22,508)        (958)
                                          -------      -------
                                          -------      -------




     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                    THREE MONTHS ENDED MARCH 31,
                                                          ---------------------------------------------
                                                                      1999          1998
                                                                 -------------  -------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
       Net loss                                                       $(7,749)     $(3,000)
                                                                      -------      -------
       Adjustments to reconcile net loss to
          net cash provided by operating activities:
       Minority interest                                                 --           (278)
          Depreciation and amortization                                 3,770        3,096
          Interest expense added to notes payable
             to affiliates                                              3,382        3,040
          Changes in operating assets and liabilities:
             Accounts receivable                                           78          (15)
             Other current assets                                        (514)         512
             Accounts payable                                          (3,852)       2,794
             Deferred revenue                                             (61)         (70)
             Amounts due to affiliates                                  6,648          175
             Other current liabilities                                   --             83
                                                                      -------      -------
                Net cash provided by operating activities               1,702        6,337
                                                                      -------      -------
Cash flows from investing activities:
       Construction and purchase of property, plant and equipment      (3,123)      (7,941)
       Purchase of intangible assets                                     (121)        (230)
                                                                      -------      -------
            Net cash used in investing activities                      (3,244)      (8,171)
                                                                      -------      -------
Cash flows from financing activities:
            Proceeds from borrowings from affiliates                    1,140         --
            Net cash provided by financing activities                   1,140         --
                                                                      -------      -------
            Net decrease in cash                                         (402)      (1,834)

       Cash at beginning of the period                                  1,463        4,951
                                                                      -------      -------

       Cash at end of the period                                      $ 1,061      $ 3,117
                                                                      -------      -------
                                                                      -------      -------
       Supplemental cash flow information:
            Cash paid for  interest                                   $  --        $  --
                                                                      -------      -------
                                                                      -------      -------
            Cash paid for income taxes                                $    15      $    56
                                                                      -------      -------
                                                                      -------      -------

     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

1.   BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of March 31, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 1998 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

2.    RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1999 unaudited consolidated financial statement presentation.


3.    LOSS PER SHARE

As noted in the 1998 PCI Annual Report, PCBV adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform to the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for the three-month periods ended March 31, 1999 and 1998.


4.    LITIGATION AND CLAIMS


From time to time, PCBV is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on PCBV consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 1998 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" "may", "shall" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

Readers are cautioned not to place undue reliance on these forward looking statements which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The risks, uncertainties and other factors that might cause such differences include but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies;
(vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming; (viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) and acquisition opportunities.

OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,624,000 homes passed and approximately 948,200 total subscribers as at March 31, 1999. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisitions. In addition, since the offering of the Wizja TV programming package on its cable television networks beginning June 5, 1998, the Company has realized a 10.2% increase in the number of subscribers.

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

During 1998 and the first quarter of 1999, management completed or is in the process of completing several strategic actions in support of this business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channel primarily Polish-language programming, to its basic cable subscribers. Since that date, the Wizja TV package has been expanded to 24 channels. Management believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company has increased the monthly price for the "basic" package service to reflect the increased channel availability, and premium channels such as the HBO Poland service (a Polish-language version of HBO's premium movie channel) will be offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. For the three months ended March 31, 1999, the Company's churn rate increased to 4.1%. For the three months ended March 31, 1999, the Company experienced churn in the HBO Poland Service with penetration falling by 12,966 subscribers or 27.4% from March 31, 1998. The Company is planning to encrypt the HBO Poland service on cable and install analog decoders for all premium channel subscribers during 1999. However, management believes the Company will be able to successfully command higher prices while maintaining relatively low annual cable television churn rates as a result of its customer service standards, the technical quality of its networks and the broad selection of quality programming.

The Company continues to expand the coverage areas of its regional clusters, through selected build-out and acquisitions. During the first quarter of 1999, the Company focused its build-out primarily in areas where it could fill-in and expand existing clusters. Additionally, the Company acquired assets from several smaller cable television operators.

In support of its goal of realizing additional operating efficiencies, the Company, during the first three months of 1999, continued a reorganization for the purpose of streamlining the organizational structure according to market-driven concepts. The Company expects to realize additional operating efficiencies during 1999 through the centralization of subscriber management and customer support services in the call center. The call center became operational during the first six months of 1998 for cable customers in certain regional clusters and will continue to become operational for other cable customers as expansion of call center activities progresses. The Company is also in the process of installing an integrated management information system for its billing and has completed the installation of an integrated management information system for accounting systems, which is designed to further improve employee productivity and customer service for its cable business.

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

The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At March 31, 1999 approximately 74.5% of the Company's subscribers received the Company's basic package. For the three months ended March 31, 1999, approximately 97% of the Company's revenue was derived from monthly subscription fees compared to approximately 92% during the three months ended March 31, 1998. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and the amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system. The Company's revenue performance during 1999 has been generally strong with 22% growth in revenues for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase was caused mainly by organic growth in subscribers via increased penetration and build-out of existing networks, increases in subscription rates and the introduction of an additional premium channel into the programming offerings.

The Company divides operating expenses into (i) direct operating expenses, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expenses. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets. Although its revenue performance was strong for the three months ended March 31, 1999, the Company generated an operating loss of $4.3 million for the three months ended, March 31, 1999, primarily due to increased direct operating expenses related to the subscriber growth and increased programming expense related to the purchase of the Wizja TV programming package from an affiliated company as well as high depreciation and amortization charges related to the expansion of the cable networks.

In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, income taxes, gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported EBITDA of $1.7 million for three months ended March 31, 1999 and $3.9 million for three months ended March 31, 1998.

An analysis of quarterly cable subscriber growth is presented in the table below:

                                               MARCH 31,      DECEMBER 31,     SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                                 1999             1998             1998            1998          1998
                                               ---------      ------------     -------------     ---------    ----------
Homes Passed                                   1,624,119        1,591,981        1,565,287       1,546,540     1,505,256
Basic Subscribers                                706,179          698,342          658,584         660,067       627,713
  Subscriber Growth (three month period)
    Organic                                       38,226(1)        70,935           41,904          57,007        26,868
    Through Acquisitions                              --               --          (10,245)(2)       1,363        16,360
    Churn                                        (30,389)         (31,177)         (33,142)        (26,016)      (22,145)
                                               ---------        ---------        ---------       ---------     ---------
    TOTAL NET GROWTH                               7,837           39,758           (1,483)         32,354        21,083
                                               ---------        ---------        ---------       ---------     ---------
Basic Penetration                                  43.5%            43.9%            42.1%           42.7%         41.7%

Intermediate subscribers                          33,587           40,037           42,538          43,204       408,077

                                               ---------        ---------        ---------       ---------     ---------
BASIC AND INTERMEDIATE SUBSCRIBERS               739,766          738,379          701,122         703,271       675,790
                                               ---------        ---------        ---------       ---------     ---------
Broad subscribers                                208,457          196,961          186,334         167,859       154,860
                                               ---------        ---------        ---------       ---------     ---------
TOTAL SUBSCRIBERS                                948,223          935,340          887,456         871,130       830,650
                                               ---------        ---------        ---------       ---------     ---------

Premium subscribers-HBO                           34,332           36,615           39,035          45,674        47,298
Premium penetration-HBO                             4.9%             5.2%             5.9%            6.9%          7.5%

Basic revenue/basic sub./month                     $6.20            $5.69            $5.19           $4.99         $5.19
Total revenue/basic sub./month                     $6.97            $6.75            $6.42           $6.08         $6.42

1. The increase in basic subscribers for the three months ended March 1999 included 4,121 subscribers in Szczecin that switched from the "intermediate" to the "basic" packages.

2. As part of the purchase of a minority interest in one of the Company's cable system, the Company sold an isolated part of that system to the previous owner.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

CABLE TELEVISION REVENUE. Revenue increased $2.7 million or 22.3% from $12.1 million in the three months ended March 31, 1998 to $14.8 million in the three months ended March 31, 1999. This increase was primarily attributable to a 9.5% increase in the number of basic and intermediate subscribers from approximately 676,000 at March 31, 1998 to approximately 740,000 at March 31, 1999, as well as an increase in monthly subscription rates. The increase in basic and intermediate subscribers was primarily due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 91.6% and 97.2% of cable television revenue for the three months ended March 31, 1998 and 1999, respectively. During the three months ended March 31, 1999, the Company generated approximately $0.6 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel to cable subscribers as compared to $0.8 million for the three months ended March 31, 1998.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $6.4 million, or 173.0%, from $3.7 million for the three months ended March 31, 1998 to $10.1 million for the three months ended March 31, 1999, principally as a result of the purchase of the Wizja TV programming package for approximately $5.1 million from an affiliate of the Company as well as the increased size of the Company's cable television system. Direct operating expenses increased from 30.6% of revenues for the three months ended March 31, 1998 to 68.2% of revenues for the three months ended March 31, 1999. However, without considering the programming cost for the purchase of the Wizja programming package recorded in 1999 the comparison would have been 30.6% and 33.8% for the three months ended March 31, 1998 and 1999 respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.5 million or 33% from $4.5 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999. This decrease was attributable to operating efficiencies realized by the Company in the three months ended March 31, 1999, as described in the overview section.

As a percentage of revenue, selling, general and administrative expenses decreased from 37.2% for the three months ended March 31, 1998 to approximately 20.3% for the three months ended March 31, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.1 million, or 22.9%, from $4.8 million for the three months ended March 31, 1998 to $5.9 million for the three months ended March 31, 1999, principally as a result of depreciation and amortization of additional cable television systems and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.0% for the three months ended March 31, 1998 to 40.2% for the three months ended March 31, 1999.

INTEREST EXPENSE. Interest expense increased $0.4 million, or 11.4%, from $3.5 million for the three months ended March 31, 1998 to $3.9 million for the three months ended March 31, 1999. The increase is a result of new loans assumed by the Company from its acquisition of subsidiaries and an additional loan draw down in June 1998.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.1 million, or 25.0%, from $0.4 million for the three months ended March 31, 1998 to $0.3 million for the three months ended March 31, 1999, primarily due to the reduction in the level of cash used to fund the Company's operations.

FOREIGN EXCHANGE (LOSS) / GAIN, NET. For the three months ended March 31, 1999, foreign exchange loss amounted to $1.6 million as compared to a foreign exchange gain of $ 67,000 for the three months ended March 31, 1998, primarily due to the 12.6% appreciation of the U.S. dollar against the Polish zloty in the first quarter of 1999.

INCOME TAX / EXPENSE. The Company recorded $19,000 of income tax expense for the three months ended March 31, 1999, as compared to $333,000 for the three months ended March 31, 1998.

MINORITY INTEREST. No minority interest was recorded for the three months ended March 31, 1999, compared to minority interest income of $149,000 for the three months ended March 31, 1998. All minority interest was eliminated in 1998 as the minority interest share of the losses exceeded the value of the minority interest investments.

NET LOSS. For the three months ended March 31, 1998 and the three months ended March 31, 1999, the Company had net losses of $4.5 million and $9.5 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from

$5.6 million for the three months ended March 31, 1998 to $10.4 million for the three months ended March 31, 1999 due to the accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's former principal stockholders, including Polish Investments Holding L.P. ("PIHLP"), the Cheryl Anne Chase Marital Trust ("CAC Trust"), certain members of David T. Chase's family and family trusts (the "Chase Family") (collectively the "Chase Entities") and ECO Holdings III Limited Partnership ("ECO"), who became principal stockholders of @ Entertainment, Inc. pursuant to the Reorganization (as defined herein) (the "Former Principal Stockholders"), (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of senior debt notes by the Company (the "Notes"). The Company had positive cash flows from operating activities 1998 of $14.3 million, primarily due to the decrease of amounts due from affiliates, increase in accounts payable and accrued expenses, and income tax refunds received in 1998. The Company had positive cash flows from operating activities for the three months ended March 31, 1998 and 1999 of $6.7 million and $4.6 million respectively, due to an increase in monthly subscription rates, increase in due to affiliate and operating efficiencies.

Cash used for the purchase and expansion of the Company's cable television networks was $42.6 million, $11.8 million and $5.0 million in 1998, and the three months ended March 31, 1998 and 1999, respectively. The decrease in the first quarter of 1999 compared to the same period in 1998 is due to the development of the Company's new build-out strategy and completion in 1998 of upgrades of recently acquired networks and subsidiaries.

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

On October 31, 1996, the Company sold $130 million aggregate principal amount of the PCI Notes to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. The PCI Notes were issued pursuant to an indenture.

Pursuant to the indenture governing the PCI Notes (the "PCI Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance's and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries;
(x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sale of assets. The Company is in compliance with these covenants. The PCI Indenture limits, but does not prohibit, the payment of dividends by PCI and the ability of PCI to incur additional indebtedness. PCI could not pay dividends to @Entertainment as of December 31, 1998 because certain financial ratios did not meet the minimum provided in the PCI indenture. Pursuant to the AmerBank credit facility, the Company is subject to certain informational and notice requirements but is not subject to restrictive covenants.

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

The Company is dependent on obtaining new financing to achieve this business strategy. Future sources of financing for the Company could include public or private debt offerings or bank financings or any combination thereof, subject to the restrictions contained in the indentures governing the Company's and @Entertainment's outstanding senior indebtedness. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment, to provide financing to achieve the Company's business strategy. @Entertainment has represented that it will make such financing available to fund the Company's current business strategy for at least the next twelve months.


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

International operations constitute 100% of the Company's consolidated operating loss for the quarter ended March 31, 1999. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss by approximately $287,000. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $287,000 increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, and approximately 11.8% in 1998. The rate of inflation for the three months period ended March 31, 1999 was approximately 6.2%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998. For the first quarter of 1999 the zloty has depreciated against the U.S. dollar by approximately 13%. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

 PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION:
        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 - Employment Agreement dated as of December 14, 1998, by and between Warren L. Mobley, Jr. and PCI (Incorporated by reference to
         Exhibit 10.41 to @Entertainment's Registration Statement on Form S-4, Registration No. 333-72361.)

         11 - Statement regarding computation of per share earnings (contained in Note 3 to Unaudited Financial Statements in this Quarterly Report in Form 10-Q)

         27 - Financial Data Schedule

(b)      Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            POLAND COMMUNICATIONS, INC.


            By: /s/ Robert E. Fowler, III
               ----------------------------------
               Robert E. Fowler, III
               Chairman of the Board of Directors



            By: /s/ Piotr Majchrzak
               ----------------------------------
            Piotr Majchrzak
            Chief Financial Officer


Date:  May 17, 1999




24