Form 10-Q
period 1999-06-30
POLAND COMMUNICATIONS INC
filed 1999-08-13
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.


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

The number of shares outstanding of Poland Communications, Inc.'s common stock as of June 30, 1999, was:

                      Common Stock                          18,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           POLAND COMMUNICATIONS, INC.

                                 FORM 10-Q INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION

    Item 1.   Financial Statements
          Poland Communications, Inc.
                  Consolidated Balance Sheets                          3-4
                  Consolidated Statements of Operations                5
                  Consolidated Statements of Comprehensive Loss        6
                  Consolidated Statements of Cash Flows                7

                  Notes to Consolidated Financial Statements           8-10

           Poland Cablevision (Netherlands) B.V.
                  Consolidated Balance Sheets                          11-12
                  Consolidated Statements of Operations                13
                  Consolidated Statements of Comprehensive Loss        14
                  Consolidated Statements of Cash Flows                15

                  Notes to Consolidated Financial Statements           16

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations           17-23

    Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                                       24

PART II  OTHER INFORMATION

    Item 1.    Legal Proceedings                                       25

    Item 2.    Changes in Securities and Use of Proceeds               25

    Item 3.    Defaults Upon Senior Securities                         25

    Item 4.    Submission of Matters to a Vote of Security Holders     25

    Item 5.    Other Information                                       25

    Item 6.    Exhibits and Reports on Form 8-K                        25


                           POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                 JUNE 30,                      DECEMBER 31,
                                                                                   1999                            1998
                                                                               --------------                 ----------------
                                                                                (UNAUDITED)
                                                                                               (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                $    3,352                        $     2,574
      Accounts receivable, net of allowances for doubtful
             accounts of $1,594,000 in 1999 and $1,095,000 in 1998                  5,012                              2,770
      Due from affiliate                                                              258                                  -
      Other current assets                                                          1,441                              1,362
                                                                            --------------                -------------------
            Total current assets                                                   10,063                              6,706
                                                                            --------------                -------------------

      Property, plant and equipment:
            Cable television system assets                                        164,198                            175,053
            Construction in progress                                                4,213                              1,665
            Vehicles                                                                1,703                              2,096
            Other                                                                   5,766                              6,183
                                                                            --------------                -------------------
                                                                                  175,880                            184,997
                            Less accumulated depreciation                         (52,075)                           (48,129)
                                                                            --------------                -------------------
                            Net property, plant and equipment                     123,805                            136,868

      Inventories for construction                                                  6,395                              8,851
      Intangibles, net                                                             27,893                             34,481
      Notes receivable from affiliates                                                  -                                449
      Other assets                                                                  5,907                              6,430
                                                                            --------------                -------------------
                            Total assets                                      $   174,063                       $    193,785
                                                                            --------------                -------------------
                                                                            --------------                -------------------



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                           JUNE 30,          DECEMBER 31,
                                                                             1999                1998
                                                                   ------------------------- -------------------
                                                                         (UNAUDITED)

                                                                           (IN THOUSANDS)
Current liabilities:
     Accounts payable and accrued expenses                                    $       6,613      $       13,268
     Accrued interest                                                                 2,140               2,140
     Deferred revenue                                                                 1,901               1,207
     Income taxes payable                                                             3,879               3,794
     Other current liabilities                                                          107                   -
     Current position of note payable                                                 6,500               6,500
                                                                              -------------      --------------
            Total current liabilities                                                21,140              26,909

Due to affiliate                                                                     36,924              17,519
Notes payable, less current portion                                                 131,465             131,941
                                                                              -------------      --------------
            Total liabilities                                                       189,529             176,369
                                                                              -------------      --------------
Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)                                   32,784              30,977

Commitments and contingencies (note 4)

Stockholders' deficiency
  Common stock, $.01 par value, 27,000 shares authorized; 18,948
            shares issued and outstanding                                                 1                   1
  Paid-in capital                                                                    83,604              78,380
  Accumulated other comprehensive (loss) /income                                    (17,136)                586
  Accumulated deficit                                                              (114,719)            (92,528)
                                                                              -------------      --------------
            Total stockholders' deficiency                                          (48,250)            (13,561)
                                                                              -------------      --------------
            Total liabilities and stockholders' deficiency                    $     174,063      $      193,785
                                                                              -------------      --------------
                                                                              -------------      --------------




     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------           -------------------------
                                                        1999                 1998            1999               1998
                                                       --------            --------        --------            --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Cable television revenue                               $ 15,481            $ 12,478        $ 30,264            $ 24,571
Operating expenses:
  Direct operating expenses                              10,508               5,791          20,610               9,533
  Selling, general and administrative expenses            4,824               4,206           7,820               8,658
  Depreciation and amortization                           6,265               5,085          12,214               9,920
                                                       --------            --------        --------            --------
       Total operating expenses                          21,597              15,082          40,644              28,111
                                                       --------            --------        --------            --------

       Operating loss                                    (6,116)             (2,604)        (10,380)             (3,540)

Interest and investment income                               --                 310             273                 703
Interest expense                                         (3,612)             (3,538)         (7,517)             (7,070)
Foreign exchange gain / (loss), net                          83                (301)         (1,509)               (234)
                                                       --------            --------        --------            --------

  Loss before income taxes and
  minority interest                                      (9,645)             (6,133)        (19,133)            (10,141)

Income tax expense                                           (8)               (229)            (27)               (562)
Minority interest                                            --                 (58)             --                (207)
                                                       --------            --------        --------            --------

  Net loss                                               (9,653)             (6,420)        (19,160)            (10,910)

Accretion of redeemable preferred stock                    (916)             (1,159)         (1,807)             (2,318)
                                                       --------            --------        --------            --------

Net loss applicable to holders of common stock         $(10,569)           $ (7,579)       $(20,967)           $(13,228)
                                                       --------            --------        --------            --------
                                                       --------            --------        --------            --------

Basic and diluted net loss per common share (note 3)   $(557.79)           $(399.99)       $(1,106.55)         $(698.12)
                                                       --------            --------        --------            --------
                                                       --------            --------        --------            --------



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                 1999                 1998                  1999                    1998
                                            ----------------    -----------------     ------------------     ------------------
                                                                           (IN THOUSANDS)
Net loss                                         $  (9,653)           $  (6,420)           $   (19,160)            $  (10,910)

Other comprehensive (loss) / income:
    Translation adjustment
                                                      1,966              (1,266)               (17,722)                 1,351
                                            ----------------    -----------------     ------------------     ------------------

Comprehensive loss                               $  (7,687)           $  (7,686)            $  (36,882)            $   (9,559)
                                            ----------------    -----------------     ------------------     ------------------
                                            ----------------    -----------------     ------------------     ------------------


     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                        1999       1998
                                                                      -----------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
    Net loss                                                          $(19,160)   $(10,910)
    Adjustments to reconcile net loss to
     net cash provided by /(used in) operating activities:
      Minority interest                                                     --         207
      Depreciation and amortization                                     12,214       9,513
      Amortization of notes payable discount and issue cost                523         407
      Changes in operating assets and liabilities:
         Accounts receivable                                            (2,158)       (634)
         Other current assets                                              (79)     (5,852)
         Accounts payable                                               (5,110)      5,685
         Income taxes payable                                               --         676
         Amounts due to affiliates                                      19,147        (998)
         Deferred revenue                                                  825        (346)
         Other current liabilities                                          --        (345)
                                                                      --------    --------
           Net cash provided by /(used in) operating activities          6,202      (2,597)
                                                                      --------    --------
Cash flows from investing activities:
         Construction and purchase of property, plant and equipment     (9,483)    (24,497)
         Other investments                                                  --          21
         Notes receivable from affiliate                                   449        (761)
         Purchase of intangibles                                          (145)        (49)
         Purchase of subsidiaries, net of cash received                     --        (783)
                                                                      --------    --------
           Net cash used in investing activities                        (9,179)    (26,069)
                                                                      --------    --------
Cash flows from financing activities:
         Proceeds from  notes payable                                       --       6,500
         Repayment of notes payable                                       (245)        (32)
         Capital increase                                                4,000          --
                                                                      --------    --------
           Net cash provided by financing activities                     3,755       6,468
                                                                      --------    --------

           Net increase / (decrease) in cash and cash equivalents          778     (22,198)
Cash and cash equivalents at beginning of period                         2,574      25,750
                                                                      --------    --------
Cash and cash equivalents at end of period                            $  3,352    $  3,552
                                                                      --------    --------
                                                                      --------    --------
Supplemental cash flow information:
         Cash paid for interest                                       $  7,159    $  6,476
                                                                      --------    --------
                                                                      --------    --------
         Cash paid for income taxes                                   $     53    $    395
                                                                      --------    --------
                                                                      --------    --------



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

1.    BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the SEC (the "1998 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.    RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1999 unaudited consolidated financial statement presentation.

3.    LOSS PER SHARE

As noted in the 1998 Annual Report, the Company adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform to the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for both the six-month periods ended June 30, 1999 and 1998.

4.    COMMITMENTS AND CONTINGENCIES

Programming Commitments

The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. At June 30, 1999, the Company had a minimum commitment under such agreements of approximately $1,290,000 for the remainder of 1999, $3,784,100 in 2000, $4,470,700 in 2001, $4,872,300 in 2002, $5,077,600 in 2003 and $5,128,300
in 2004 and thereafter. For the six months ended June 30, 1999 and 1998, the Company incurred programming fees of approximately $14,646,000 and $5,407,000 respectively, pursuant to these agreements.

Litigation and Claims

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations. (See also Note 6 Subsequent Events-PCBV Minority Stockholders' Claim.)

5.   MERGER AGREEMENT

On June 2, 1999, the Company's parent, @ Entertainment, Inc. entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of @ Entertainment in an all cash transaction valuing @ Entertainment shares of common stock at $19.00 per share (See also Note 6 Subsequent Events--Consummation of UPC Tender Offer and Merger).

6.          SUBSEQUENT EVENTS

Subsequent to June 30, 1999, a subsidiary of the Company entered into an agreement to acquire 100% of a cable television system for a total consideration of approximately $7,330,000. The consummation of this transaction is pending Ministry of Telecommunications approval. The acquisition will be accounted for under the purchase method where the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisition is not expected to have a material effect on the Company's results of operations in 1999.

Subsequent to June 30, 1999 a subsidiary of the Company purchased all of the assets and subscribers lists of a cable television system for a total consideration of approximately $2,800,000. The purchase will be accounted for under the purchase method where the purchase price will be allocated to the underlying assets based upon their estimated fair values and any excess to goodwill.

PCBV Minority Stockholders' Claim

On or about July 8, 1999, five minority shareholders (the "minority shareholders") of Poland Cablevision (Netherlands) B.V. ("PCBV"), a subsidiary of PCI, filed a lawsuit Civil Action No. C2-99-621, against the Company's parent, @Entertainment, the Company, Advent Capital Corporation, Chase Enterprises, Inc., Chase International Corporation, Goldman, Sachs & Co., UPC, Cheryl Chase, and Arnold Chase, in the United States District Court for the Southern District of Ohio, Eastern Division.

The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement"), so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the anticipated payment by UPC for the shares of @Entertainment as set forth in the Agreement and Plan of Merger between @Entertainment and UPC dated June 2, 1999,
(4) attorneys' fees and costs incurred in prosecuting the lawsuit; and such other relief as the court deems just and proper.

The amended complaint sets forth eight claims for relief based on allegations that the defendants, including @Entertainment and The Company, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement prohibiting any shareholders of PCBV from having any direct or indirect interest in any aspect of the cable television business in Poland, as a result of @Entertainment's and The Company's cable and D-DTH operations in Poland, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with The Company be commercially reasonable or be approved by certain of the minority shareholders, by causing PCBV to enter into certain management and service agreements that were allegedly not commercially reasonable and/or were not approved by certain minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, by failing to provide the minority shareholders with the right to participate in or with written notice of offers to purchase, (4) breached their fiduciary duty to the minority shareholders by failing to provide them with written notice of any offers to purchase PCBV's stock and with timely information and periodic reports about the financial condition or business or operating results of PCBV, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV to CIC to $250,000, by causing PCBV to enter into management agreements with other subsidiaries of the Company calling for payment of annual management fees in excess of $250,000, (6) made false and misleading statements in (a) the Company's offering memorandum by referring to negotiations between the Company and the minority shareholders and to the Company's alleged offer to purchase their outstanding shares in PCBV, which negotiations and offer allegedly never transpired, (b) @Entertainment's offering memoranda by indicating that the Company agreed to share the profits of its subsidiaries with the minority shareholders on a PRO RATA basis and to purchase their outstanding shares in PCBV, which agreements allegedly were never made and which negotiations allegedly never occurred, and (c) @Entertainment's Forms 10-K by referring to a supplemental agreement under which the Company agreed to share the profits of entities in which it has a direct or indirect ownership interest with the minority shareholders on a PRO RATA basis and under which the Company agreed to share 7.7 percent of the profits from competing endeavors with the minority shareholders, which supplemental agreement allegedly was never made; (7) colluding to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, and (8) colluding to divert assets of PCBV to affiliates of the Company and PCBV, including @Entertainment, that allegedly compete with the Company and PCBV by failing to make reference in certain Forms 8-K, 8-K/A and 14D-1 to the minority shareholders or their alleged rights and claims and by failing to provide any information to the minority shareholders so that they could value their rights and claims.

The Company intends to defend the lawsuit vigorously. The Company has also conducted negotiations to purchase the minority shareholders' outstanding shares in PCBV and may engage in such negotiations in the future. If the negotiations produce a sale by the minority shareholders of their shares in PCBV to the Company, the lawsuit would most likely be terminated. The Company is unable to predict the outcome of those negotiations.

CONSUMMATION OF THE UPC TENDER OFFER AND MERGER

The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of @Entertainment's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of @Entertainment's outstanding shares of common stock. In addition, UPC has acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of @Entertainment.

Also on August 6, 1999, Bison was merged with and into @Entertainment. Accordingly, @Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc., is a 62% stockholder of UPC.

These transactions constitute a "Change of Control" as that term is defined in the indenture governing the Company's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003 (the "PCI Notes"). In accordance with the terms of the indenture governing the PCI Notes, PCI will be required to make an offer to repurchase the PCI Notes at 101% of their principal amount plus accrued and unpaid interest. Such an offer will only be made in an offer to purchase.

                       POLAND CABLEVISION (NETHERLANDS) B.V.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                         JUNE 30,    DECEMBER 31,
                                                                           1999        1998
                                                                       ---------    -------------
                                                                       (UNAUDITED)

                                                                            (IN THOUSANDS)
Current assets:
        Cash                                                           $   2,487    $   1,463
        Accounts receivable, net of allowances for doubtful accounts
              of $757,000 in 1999 and $708,000 in 1998                     4,453        1,904
        Other current assets                                               1,297          535
                                                                       ---------    ---------
              Total current assets                                         8,237        3,902
                                                                       ---------    ---------

        Property, plant and equipment:
              Cable television system assets                             129,339      136,833
              Construction in progress                                     3,068           --
              Vehicles                                                     1,387        1,704
              Other                                                        4,310        5,832
                                                                       ---------    ---------
                                                                         138,104      144,369
                     Less accumulated depreciation                       (42,570)     (40,041)
                                                                       ---------    ---------
                     Net property, plant and equipment                    95,534      104,328

        Inventories for construction                                       5,098        6,638
        Intangibles, net                                                  11,586       13,711
                                                                       ---------    ---------

                             Total assets                              $ 120,455    $ 128,579
                                                                       ---------    ---------
                                                                       ---------    ---------



11

     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                             JUNE 30,      DECEMBER 31,
                                                               1999           1998
                                                             ---------    ---------
                                                            (UNAUDITED)
                                                                 (IN THOUSANDS)
Current liabilities:
      Accounts payable and accrued expenses                  $   3,358    $   7,809
      Deferred revenue                                           1,733          565
      Other current liabilities                                     21           --
                                                             ---------    ---------
            Total current liabilities                            5,112        8,374

Due to affiliate                                                39,277       26,491
Notes payable to affiliates                                    170,061      160,830
                                                             ---------    ---------
            Total liabilities                                  214,450      195,695
                                                             ---------    ---------

Stockholders' deficiency:
      Capital stock par value, $0.50 par; 200,000 shares
            authorized, issued and outstanding                     100          100
      Paid-in capital                                           14,589       14,589
      Accumulated other comprehensive (loss) / income          (12,233)         424
      Accumulated deficit                                      (96,451)     (82,229)
                                                             ---------    ---------
            Total stockholders' deficiency                     (93,995)     (67,116)
                                                             ---------    ---------
            Total liabilities and stockholders' deficiency   $ 120,455    $ 128,579
                                                             ---------    ---------
                                                             ---------    ---------



     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------  -------------------------
                                                           1999           1998         1999          1998
                                                         --------      --------      --------      --------
                                                                (IN THOUSANDS)            (IN THOUSANDS)
Cable television revenue                                 $ 14,182      $  8,525      $ 24,392      $ 16,727
Operating expenses:
      Direct operating expenses                            10,365         4,159        17,288         6,700
      Selling, general and administrative expenses          3,626         3,715         5,542         6,494
      Depreciation and amortization                         3,491         3,218         7,261         6,314
                                                         --------      --------      --------      --------
          Total operating expenses                         17,482        11,092        30,091        19,508
                                                         --------      --------      --------      --------

          Operating loss                                   (3,300)       (2,567)       (5,699)       (2,781)

Interest income                                                26            46            37            74

Interest expense                                           (3,462)       (3,204)       (6,846)       (6,244)

Foreign exchange gain / (loss), net                           271            42        (1,687)           92
                                                         --------      --------      --------      --------

      Loss before income taxes and minority interest       (6,465)       (5,683)      (14,195)       (8,859)

Income tax expense                                             (8)         (107)          (27)         (209)
Minority interest                                              --           928            --         1,206
                                                         --------      --------      --------      --------

      Net loss                                           $ (6,473)     $ (4,862)     $(14,222)     $ (7,862)
                                                         --------      --------      --------      --------
                                                         --------      --------      --------      --------

Basic and diluted net loss per common share (note 3)     $ (32.37)     $ (24.31)     $ (71.11)     $ (39.31)
                                                         --------      --------      --------      --------
                                                         --------      --------      --------      --------




     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                           ----------------     -----------------       ----------------     --------------
                                                1999                  1998                   1999                 1998
                                           ----------------     -----------------       ----------------     --------------
                                                                           (IN THOUSANDS)
Net loss                                        $  (6,473)           $   (4,862)             $ (14,222)         $  (7,862)

Other comprehensive (loss) / income:
    Translation adjustment                          2,102                  (985)               (12,657)             1,057
                                           ----------------     -----------------       ----------------     --------------

Comprehensive loss                              $  (4,371)           $   (5,847)             $ (26,879)         $  (6,805)
                                           ----------------     -----------------       ----------------     --------------
                                           ----------------     -----------------       ----------------     --------------




     See accompanying notes to unaudited consolidated financial statements.






                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                       1999           1998
                                                                     --------      --------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
      Net loss                                                       $(14,222)     $ (7,862)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
         Minority interest                                                 --        (1,206)
         Depreciation and amortization                                  7,261         6,314
         Interest expense added to notes payable
            to affiliates                                               6,846         6,237
         Changes in operating assets and liabilities:
            Accounts receivable                                        (2,549)         (488)
            Other current assets                                         (202)          385
            Accounts payable                                           (4,030)        5,401
            Deferred revenue                                            1,229          (207)
            Amounts due to affiliates                                  12,614         2,488
            Other current liabilities                                      --           270
                                                                     --------      --------
               Net cash provided by operating activities                6,947        11,332
                                                                     --------      --------

Cash flows from investing activities:
      Construction and purchase of property, plant and equipment       (8,163)      (18,713)
      Purchase of intangible assets                                      (145)          (49)
                                                                     --------      --------
           Net cash used in investing activities                       (8,308)      (18,762)
                                                                     --------      --------

Cash flows from financing activities:
             Proceeds from borrowings from affiliates                   2,385         4,338
             Dividend to parent                                            --           (51)
                                                                     --------      --------
           Net cash provided by financing activities                    2,385         4,287
                                                                     --------      --------

           Net increase / (decrease) in cash                            1,024        (3,143)

      Cash at beginning of the period                                   1,463         4,951
                                                                     --------      --------

      Cash at end of the period                                      $  2,487      $  1,808
                                                                     --------      --------
                                                                     --------      --------

      Supplemental cash flow information:
           Cash paid for interest                                    $    400      $     57
                                                                     --------      --------
                                                                     --------      --------
           Cash paid for income taxes                                $     16      $    177
                                                                     --------      --------
                                                                     --------      --------




     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

1.   BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV") since PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of June 30, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 1998 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

2.    RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1999 unaudited consolidated financial statement presentation.


3.    LOSS PER SHARE

As noted in the 1998 PCI Annual Report, PCBV adopted SFAS No. 128, "Earnings Per Share". The statement required that all prior period earnings per share calculations including interim financial statements be restated to conform to the provisions of this statement. Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for the six-month periods ended June 30, 1999 and 1998.


4.    LITIGATION AND CLAIMS

From time to time, PCBV is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on PCBV's consolidated financial position or results of operations.

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

The risks, uncertainties and other factors that might cause such differences include but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies;
(vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming; (viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) and acquisition opportunities; and (xiv) the new ownership structure of the Company's parent, @Entertainment.

OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,669,400 homes passed and approximately 966,800 total subscribers as of June 30, 1999. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisitions. Since the offering of the Wizja TV programming package on its cable television networks from June 5, 1998, the Company has realized a 9.6% increase in the number of subscribers.

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

During 1998 and the first six months of 1999, management completed or was in the process of completing several strategic actions in support of this business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic cable subscribers. Since that date, the Wizja TV package has been expanded to 24 channels. Management believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

The Company has implemented a pricing strategy designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company has increased the monthly price for the "basic" package service to reflect the increased channel availability, and premium channels such as the HBO Poland service (a Polish-language version of HBO's premium movie channel) will be offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. For the six months ended June 30, 1999, the Company's churn rate increased to 8.9%. For the six months ended June 30, 1999, the Company experienced churn in the HBO Poland service with penetration falling by 12,890 subscribers or 28.2% from June 30, 1998. The Company is planning to encrypt the HBO Poland service on cable and install analog decoders for all premium channel subscribers during 1999. However, management believes the Company will be able to charge higher prices while maintaining relatively low annual cable television churn rates as a result of its customer service standards, the technical quality of its networks and the broad selection of quality programming.

The Company continues to expand the coverage areas of its regional clusters, through selected build-out and acquisitions. During the second quarter of 1999, the Company focused its build-out primarily in areas where it could fill-in and expand existing clusters.

In support of its goal of realizing additional operating efficiencies, the Company, during the first half of 1999, continued a reorganization of its organizational structure and certain departments. The Company expects to realize additional operating efficiencies during 1999 through the centralization of subscriber management and customer support services in the call center. The call center became operational during the first six months of 1998 for cable customers in certain regional clusters and will continue to become operational for other cable customers as expansion of call center activities progresses. The Company is also in the process of installing an integrated management information system for its subscriber management and billing and has completed the installation of an integrated management information system for accounting systems, which is designed to further improve employee productivity and customer service for its cable business.

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

The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At June 30, 1999 approximately 74% of the Company's subscribers received the Company's basic package. For the six months ended June 30, 1999, approximately 98% of the Company's revenue was derived from monthly subscription fees compared to approximately 93% during the six months ended June 30, 1998. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and then amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system. The Company's revenue performance during 1999 has been generally strong with 23% growth in revenues for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was caused mainly by organic growth in subscribers via increased penetration and build-out of existing networks, increases in subscription rates and the introduction of an additional premium channel into programming offerings.

The Company divides operating expenses into (i) direct operating expenses, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expenses. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets. Although its revenue performance was strong for the six months ended June 30, 1999, the Company generated an operating loss of $10.3 million for the six months ended June 30,

1999, primarily due to increased direct operating expenses related to the subscriber growth and increased programming expense related to the purchase of the Wizja TV programming package from an affiliated company as well as high depreciation and amortization charges related to the expansion of the cable networks.

In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, income taxes, gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported EBITDA of $1.8 million for six months ended June 30, 1999 and $6.4 million for six months ended June 30, 1998.

An analysis of quarterly cable subscriber growth is presented in the table below:

                                                  JUNE 30,         MARCH 31,      DECEMBER 31,   SEPTEMBER 30,     JUNE 30,
                                                    1999             1999           1998             1998            1998
                                                  ---------       ---------       ---------       ---------       ---------
Homes Passed                                      1,669,384       1,624,119       1,591,981       1,565,287       1,546,540
Basic Subscribers                                   715,474         706,179         698,342         658,584         660,067
       Subscriber Growth (three month period)
             Organic                                 45,646          38,226(1)       70,935          41,904          57,007
             Through Acquisitions                        --              --              --         (10,245)(2)       1,363
             Churn                                  (36,351)        (30,389)        (31,177)        (33,142)        (26,016)
                                                                                                                 ----------
                                                 ----------      ----------      ----------      ----------      ----------
             TOTAL NET GROWTH                         9,295           7,837          39,758          (1,483)         32,354
                                                 ----------      ----------      ----------      ----------      ----------
Basic penetration                                      42.9%           43.5%           43.9%           42.1%           42.7%

Intermediate subscribers                             32,128          33,587          40,037          42,538          43,204

                                                 ----------      ----------      ----------      ----------      ----------
BASIC AND INTERMEDIATE SUBSCRIBERS                  747,602         739,766         738,379         701,122         703,271
                                                 ----------      ----------      ----------      ----------      ----------

Broadcast subscribers                               219,165         208,457         196,961         186,334         167,859
                                                 ----------      ----------      ----------      ----------      ----------
TOTAL SUBSCRIBERS                                   996,767         948,223         935,340         887,456         871,130
                                                 ----------      ----------      ----------      ----------      ----------

Premium subscribers - HBO                            32,784          34,332          36,615          39,035          45,674
Premium penetration - HBO                              4.6%            4.9%            5.2%            5.9%            6.9%

Basic revenue / basicsub. / month                $     6.35      $     6.20      $     5.69      $     5.19      $     4.99
Total revenue / basicsub. / month                $     7.13      $     6.97      $     6.75      $     6.42      $     6.08



(1) The increase in basic subscribers for the three months ended March 1999 included 4,121 subscribers in Szczecin that switched from the "intermediate" to the "basic" package.
(2) As part of the purchase of a minority interest in one of the Company's cable systems, the Company sold an isolated part of that system to the previous owner.

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

CABLE TELEVISION REVENUE. Revenue increased $3.0 million or 24.0% from $12.5 million in the three months ended June 30, 1998 to $15.5 million in the three months ended June 30, 1999 and $5.7 million or 23.2 % from $24.6 million in the first six months of 1998 to $30.3 million in the first six months ended June 30, 1999. These increases were primarily attributable to a 6.3% increase in the number of basic subscribers from approximately 703,300 at June 30, 1998 to approximately 747,600 at June 30, 1999, as well as an increase in monthly subscription rates.

Revenue from monthly subscription fees represented 94.6% of cable television revenue for both of the three months ended June 30, 1998 and 1999, respectively. Monthly subscription revenue constituted 93.3% and 98.2% of cable television revenue for the six months ended June 30, 1998 and 1999, respectively. During the three months ended June 30, 1999, the Company generated approximately $0.5 million of additional premium subscription revenue as compared to $0.8 million from the corresponding period in 1998 as a result of providing the HBO Poland service pay movie channel to cable subscribers. For the six months ended June 30, 1998 and 1999 premium subscription revenue was $1.6 million and $1.1 million respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $4.7 million, or 81.0%, from $5.8 million for the three months ended June 30, 1998 to $10.5 million for the three months ended June 30, 1999 and $11.1 million, or 116.8%, from $9.5 million for the six months ended June 30, 1998 to $20.6 million for the six months ended June 30, 1999, principally as a result of the purchase of the Wizja TV programming package for approximately $10.3 million from an affiliate of the Company as well as the increased size of the Company's cable television system. Direct operating expenses increased from 46.4% of revenues for the three months ended June 30, 1998 to 67.7% of revenues for the three months ended June 30, 1999 and increased from 38.6% of revenues for the six months ended June 30, 1998 to 68.0% of revenues for the six months ended June 30, 1999. However, without considering the programming cost for the purchase of the Wizja programming package recorded in June 1998 and for the six months ended June 30, 1999 the comparison would have been 31.7% and 34.0% for the six months ended June 30, 1998 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.6 million or 14.3% from $4.2 million for the three months ended June 30, 1998 to $4.8 million for the three months ended June 30, 1999 and decreased $0.9 million or 10.3% from $8.7 million for the six months ended June 30, 1998 to $7.8 million for the six months ended June 30, 1999. This decrease was attributable to operating efficiencies realized by the Company in the six months ended June 30, 1999, as described in the overview section.

As a percentage of revenue, selling, general and administrative expenses decreased from 33.6% for the three months ended June 30, 1998 to approximately 31.0% for the three months ended June 30, 1999 and from 35.4% for the six months ended June 30, 1998 to 25.7% for the six months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.2 million, or 23.5%, from $5.1 million for the three months ended June 30, 1998 to $6.3 million for the three months ended June 30, 1999 and $2.3 million, or 23.2%, from $9.9 million for the six months ended June 30, 1998 to $12.2 million for the six months ended June 30, 1999 principally as a result of depreciation and amortization of additional cable television systems and related goodwill acquired and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues decreased from 40.8% for the three months ended June 30, 1998 to 40.6% for the three months ended June 30, 1999 and increased from 40.2% for the six months ended June 30, 1998 to 40.3% for the six months period ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased $0.1 million, or 2.9%, from $3.5 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999 and increased $0.5 million, from $7.0 million for the six months ended June 30, 1998 to $7.5 million for the six months ended June 30, 1999. These increases are a result of loans assumed by the Company in its acquisition of subsidiaries and an additional loan draw down in June 1998.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.3 million, or 100%, from $0.3 million for the three months ended June 30, 1998 to none for the three months ended June 30, 1999 and $0.4 million, or 57.1%, from $0.7 million for the six months ended June 30, 1998 to $0.3 million for the six months ended June 30, 1999 primarily due to the reduction in the level of cash used to fund the Company's operations.

FOREIGN EXCHANGE GAIN/(LOSS), NET. For the three months ended June 30, 1999, foreign exchange gain amounted to $83,000 as compared to a foreign exchange loss of $0.3 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, foreign exchange loss was $1.5 million compared to a foreign exchange loss of $0.2 million for the six months ended June 30, 1998. This is primarily due to the 10.8% appreciation of the U.S. dollar against the Polish zloty in the six months ended June 30, 1999.

MINORITY INTEREST. No minority interest was recorded for the three and six months ended June 30, 1999 compared to minority interest income of $58,000 and $207,000 for the corresponding periods in 1998. All minority interest was eliminated in 1998 as the minority interest share of the losses in subsidiaries exceeded the value of minority interest investments.

NET LOSS. For the three months ended June 30, 1998 and the three months ended June 30, 1999, the Company had net losses of $6.4 million and $9.6 million, respectively and for the six months ended June 30, 1998 and the six months ended June 30, 1999, the Company had net losses of $10.9 million and $19.1 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $7.6 million for the three months ended June 30, 1998 to $10.6 million for the three months ended June 30, 1999 and from $13.2 million for the six months ended June 30, 1998 to $21.0 million for the six months ended June 30, 1999 due to the accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from certain of the Company's former principal stockholders, including Polish Investments Holding L.P. ("PIHLP"), the Cheryl Anne Chase Marital Trust ("CAC Trust"), certain members of David T. Chase's family and family trusts (the "Chase Family") (collectively the "Chase Entities") and ECO Holdings III Limited Partnership ("ECO"), who became principal stockholders of @ Entertainment, Inc. pursuant to the Reorganization (as defined herein) (the "Former Principal Stockholders"), (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of senior debt notes by the Company (the "Notes"). The Company had positive cash flows from operating activities in 1998 of $14.3 million, primarily due to the decrease of amounts due from affiliates, increase in accounts payable and accrued expenses, and income tax refunds received in 1998. The Company had negative cash flows from operating activities for the six months ended June 30, 1998 of $2.6 million and had positive cash flows from operating activities for six months ended June 30, 1999 of $6.2 million, due to an increase in monthly subscription rates, an increase in the amount due to an affiliate and operating efficiencies.

Cash used for the purchase and expansion of the Company's cable television networks was $24.5 million and $9.5 million for the six months ended June 30, 1998 and 1999, respectively. The decrease in the first six months of 1999 compared to the same period in 1998 is due to the development of the Company's new build-out strategy and completion in 1998 of upgrades of recently acquired networks and subsidiaries.

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

Pursuant to the indenture governing the Notes (the "PCI Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance's and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of the Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sale of assets. The Company is in compliance with these covenants. The PCI Indenture limits, but does not prohibit, the payment of dividends by PCI and the ability of PCI to incur additional indebtedness. PCI could not pay dividends to @Entertainment as of December 31, 1998 because certain financial ratios did not meet the minimum provided in the PCI indenture. Pursuant to the AmerBank credit facility, the Company is subject to certain informational and notice requirements but is not subject to restrictive covenants.

For purpose of the PCI Indenture, the consummation of UPC's tender offer on August 5, 1999 resulted in a change in control of the Company, and as a result, the Company will be obligated to offer to repurchase any of the Notes that the note holders put to the Company. The Company will be required to offer to purchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. If all of the note holders of the Notes were to put their Notes, the Company would be required to pay approximately $135,000,000 to repurchase the Notes, if such repurchase is consummated in mid-September 1999.

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

The Company is dependent on obtaining new financing to achieve this business strategy. Future sources of financing for the Company could include public or private debt offerings or bank financings or any combination thereof, subject to the restrictions contained in the indentures governing the Company's and @Entertainment's outstanding senior indebtedness. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment, and @ Entertainment's parent, United Pan-Europe Communications N.V. ("UPC"), to provide financing to achieve the Company's business strategy. @Entertainment has represented that it will make such financing available to fund the Company's current business strategy for at least the next twelve months. However, there is no obligation from @Entertainment or UPC, contractually or otherwise, to make such financing available to the Company.

YEAR 2000 COMPLIANCE

The Company's operations are dependent upon computer systems and other technological devices with imbedded microprocessor chips that are intended to utilize dates and process data beyond December 31, 1999. In January 1997, the Company developed a plan to address the impact that potential Y2K problems may have on Company operations and to implement necessary changes to address such problems. During the course of the development of its Y2K plan, the Company has identified certain critical operations, which need to be Y2K compliant for the Company to operate effectively. These critical operations include accounting and billing systems, customer service and service delivery systems, and field and headend devices.

Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase billing software for the Company's new customer service and billing center. The vendors of the new accounting system and billing software have confirmed to the Company that these products are Y2K compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999.

The Company believes that its most significant Y2K risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential Y2K problems. Should these parties not be prepared for Y2K conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of its cable service to its customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their Y2K compliance programs. The Company expects to complete this process by September 30, 1999, and it anticipates that all phases of its Y2K plan will be completed by December 31, 1999.

The Company has not yet developed a contingency plan to address the situation that may result if the Company or its third party suppliers are unable to achieve Y2K compliance with regard to any products or services utilized in the Company's operations. The Company does not intend to decide on the development of such a contingency until it has gathered all of the relevant Y2K compliance data from its third party suppliers. The Company has not yet determined the full cost of its Y2K Plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement or remediation costs for equipment or systems as a result of Y2K non-compliance. Rather, due to the rapid growth and development of its cable system the Company has made substantial capital investments in equipment and systems for reasons other than Y2K concerns. The total cost of the Company's new accounting system and billing software package is estimated to be approximately $3,000,000.

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


Impact of New Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on July 1, 2000. The Company currently has no derivative instruments or hedging activities.

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

International operations constitute 100% of the Company's consolidated operating loss for the quarter ended June 30, 1999. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss by approximately $427,000. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $427,000 increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

The Company does not generally hedge currency translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms. Therefore, shifts in currency exchange rates may have an adverse effect on the Company's financial results and on its ability to meet its U.S. dollar denominated debt obligations and contractual commitments.

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, and approximately 11.8% in 1998. The rate of inflation for the three months period ended June 30, 1999 was approximately 6.5%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998. For the six months of 1999 the zloty has depreciated against the U.S. dollar by approximately 10.8%. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

 PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations. See also Note 6 to the unaudited consolidated financial statements, for a description of the PCBV Minority Stockholders' Claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION:
        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) 11 - Statement regarding computation of per share earnings (contained in Note 3 to Unaudited Financial Statements in this Quarterly Report in Form 10-Q)

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the second quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POLAND COMMUNICATIONS, INC.


                                 By: /s/Warren Mobley
                                 ---------------------------------------
                                 Warren Mobley
                                 Chief Operating Officer, Vice President


                                 By: /s/Piotr Majchrzak
                                 ---------------------------------------
                                 Piotr Majchrzak
                                 Chief Financial Officer

Date: August 13, 1999






26