Form 10-Q
period 1999-03-30
POLAND COMMUNICATIONS INC
filed 1999-11-15
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


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

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes__X__ No __________

The number of shares outstanding of Poland Communications, Inc.'s common stock as of September 30, 1999, was:

                   Common Stock                         18,948


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           POLAND COMMUNICATIONS, INC.

                                 FORM 10-Q INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



                                                                                PAGE NO.
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Poland Communications, Inc.
                                 Consolidated Balance Sheets                    3-4
                                 Consolidated Statements of Operations          5
                                 Consolidated Statements of Comprehensive Loss  6
                                 Consolidated Statements of Cash Flows          7

                                 Notes to Consolidated Financial Statements     8-10

                    Poland Cablevision (Netherlands) B.V.
                                 Consolidated Balance Sheets                    11-12
                                 Consolidated Statements of Operations          13
                                 Consolidated Statements of Comprehensive Loss  14
                                 Consolidated Statements of Cash Flows          15

                                 Notes to Consolidated Financial Statements     16-17

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               18-26

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                           27

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                           28

         Item 2.    Changes in Securities and Use of Proceeds                   28

         Item 3.    Defaults Upon Senior Securities                             28

         Item 4.    Submission of Matters to a Vote of Security Holders         28

         Item 5.    Other Information                                           28

         Item 6.    Exhibits and Reports on Form 8-K                            28


                           POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                SUCCESSOR           PREDECESSOR
                                                                                 (NOTE 2)             (NOTE 2)
                                                                            ------------------   ----------------
                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                  1999                 1998
                                                                            ------------------   ----------------
                                                                                (UNAUDITED)

                                                                                          (IN THOUSANDS)
Current assets:
         Cash and cash equivalents                                                  $   4,472          $   2,574
         Accounts receivable, net of allowances for doubtful
                accounts of $2,703,000 in 1999 and $1,095,000 in 1998                   4,470              2,770
         Due from affiliate                                                               160                  -
         Other current assets                                                           2,555              1,362
                                                                            ------------------   ----------------
               Total current assets                                                    11,657              6,706
                                                                            ------------------   ----------------

         Property, plant and equipment:
               Cable television system assets                                         115,945            175,053
               Construction in progress                                                 5,053              1,665
               Vehicles                                                                   733              2,096
               Other                                                                    3,963              6,183
                                                                            ------------------   ----------------
                                                                                      125,694            184,997
                               Less accumulated depreciation                           (3,263)           (48,129)
                                                                            ------------------   ----------------
                               Net property, plant and equipment                      122,431            136,868

         Inventories for construction                                                   5,957              8,851
         Intangibles, net (note 2)                                                    385,718             34,481
         Notes receivable from affiliates                                                   -                449
         Other assets                                                                     141              6,430
                                                                            ------------------   ----------------
                               Total assets                                         $ 525,904          $ 193,785
                                                                            ==================   ================


     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
               LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)


                                                                                  SUCCESSOR             PREDECESSOR
                                                                                   (NOTE 2)               (NOTE 2)
                                                                               ------------------     ----------------
                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                     1999                   1998
                                                                               ------------------     ----------------
                                                                                (UNAUDITED)

                                                                                            (IN THOUSANDS)
Current liabilities:
     Accounts payable and accrued expenses                                          $   6,927               $  13,268
     Accrued interest                                                                   5,348                   2,140
     Deferred revenue                                                                     243                   1,207
     Income taxes payable                                                               3,794                   3,794
     Current portion of notes payable (note 2)                                        120,869                   6,500
                                                                         ---------------------    --------------------
            Total current liabilities                                                 137,181                  26,909

Due to affiliate                                                                       51,890                  17,519
Notes payable, less current portion (note 2)                                           18,668                 131,941
                                                                         ---------------------    --------------------
            Total liabilities                                                         207,739                 176,369
                                                                         ---------------------    --------------------

Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)                                     33,703                  30,977

Commitments and contingencies (notes 5 and 6)

Stockholders' equity / (deficiency):
     Common stock, $.01 par value, 27,000 shares authorized; 18,948
            shares issued and outstanding                                                   1                       1
     Paid-in capital                                                                  329,374                  78,380
     Accumulated other comprehensive (loss) / income                                  (31,528)                    586
     Accumulated deficit                                                              (13,385)                (92,528)
                                                                         ---------------------    --------------------
            Total stockholders' equity / (deficiency)                                 284,462                 (13,561)
                                                                         ---------------------    --------------------

            Total liabilities and stockholders' equity / (deficiency)               $ 525,904               $ 193,785
                                                                         =====================    ====================




     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 SUCCESSOR
                                                 (NOTE 2)                          PREDECESSOR (NOTE 2)
                                                 ------------    -----------------------------------------------------------
                                                 TWO MONTHS                     THREE MONTHS                   NINE MONTHS
                                                    ENDED        ONE MONTH ENDED   ENDED       SEVEN MONTHS       ENDED
                                                 SEPTEMBER 30,      JULY 31,    SEPTEMBER 30,  ENDED JULY 31,  SEPTEMBER 30,
                                                     1999             1999          1998            1999          1998
                                                 -------------   ------------   ------------   -------------   -------------
                                                                     (in thousands, except per share data)

Revenues                                           $ 10,687          $ 5,170      $ 13,265       $ 35,434      $ 37,836

Operating expenses:
   Direct operating expenses                          7,454            3,660        13,030         24,270        22,563
   Selling, general and administrative expenses       4,227            1,461         3,356          9,281        12,014
   Depreciation and amortization                      7,877            1,605         5,399         13,819        15,319
                                                 -------------   ------------   ------------   -------------   -------------
Total operating expenses                             19,558            6,726        21,785         47,370        49,896

   Operating loss                                    (8,871)          (1,556)       (8,520)       (11,936)      (12,060)

Interest and investment (loss)/income, net              (68)            (106)          135            167           838
Interest expense                                     (2,588)          (1,061)       (3,481)        (8,578)      (10,551)
Foreign exchange (loss)/gain, net                    (1,855)           1,214          (388)          (295)         (622)
                                                 -------------   ------------   ------------   -------------   -------------

   Loss before income taxes and
        minority interest                           (13,382)          (1,509)      (12,254)       (20,642)      (22,395)

Income tax (expense)/benefit                             (3)              (3)           66            (30)         (496)
Minority interest                                         -                -           624              -           417
                                                 -------------   ------------   ------------   -------------   -------------


   Net loss                                         (13,385)          (1,512)      (11,564)       (20,672)      (22,474)

   Accretion of redeemable preferred stock             (613)            (306)       (1,192)        (2,113)       (3,510)
                                                 -------------   ------------   ------------   -------------   -------------

Net loss applicable to holders of common stock    $ (13,998)        $ (1,818)    $ (12,756)     $ (22,785)    $ (25,984)
                                                 -------------   ------------   ------------   -------------   -------------
                                                 -------------   ------------   ------------   -------------   -------------

Basic and diluted net loss per common share       $ (738.76)        $ (95.95)    $ (673.21)   $ (1,202.50)  $ (1,371.33)
                                                 -------------   ------------   ------------   -------------   -------------
                                                 -------------   ------------   ------------   -------------   -------------



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
                                   (UNAUDITED)

                                       SUCCESSOR
                                        (NOTE 2)                                 PREDECESSOR (NOTE 2)
                                    -------------------   -------------------------------------------------------------------------
                                                                               THREE MONTHS                          NINE MONTHS
                                     TWO MONTHS ENDED         ONE MONTH           ENDED           SEVEN MONTHS          ENDED
                                       SEPTEMBER 30,        ENDED JULY 31,     SEPTEMBER 30,     ENDED JULY 31,      SEPTEMBER 30,
                                          1999                  1999               1998               1999              1998
                                    -------------------    ----------------  -----------------  -----------------  ----------------
                                                                              (in thousands)

Net loss                                     $ (13,385)           $ (1,512)         $ (11,564)         $ (20,672)        $ (22,474)
Other comprehensive (loss) / income:
     Translation adjustment                    (31,528)              1,775             (3,822)           (15,947)           (2,471)

                                    ===================    ================  =================  =================  ================
Comprehensive (loss) / income                $ (44,913)              $ 263          $ (15,386)         $ (36,619)        $ (24,945)
                                    ===================    ================  =================  =================  ================



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SUCCESSOR
                                                                       (NOTE 2)                       PREDECESSOR (NOTE 2)
                                                                 ---------------------       -------------------------------------

                                                                                              SEVEN MONTHS         NINE MONTHS
                                                                   TWO MONTHS ENDED          ENDED JULY 31,    ENDED SEPTEMBER 30,
                                                                  SEPTEMBER 30, 1999              1999                 1998
                                                                 ---------------------       --------------    -------------------
                                                                                            (in thousands)
Cash flows from operating activities:
   Net loss                                                           $ (13,385)           $ (20,672)           $ (22,474)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Minority interest                                                        -                    -                 (417)
     Depreciation and amortization                                        7,877               13,819               15,319
     Changes in operating assets and liabilities:
      Accounts receivable                                                   700               (2,400)                (783)
      Other current assets                                                 (827)               2,138                  456
      Accounts payable                                                    1,047               (5,566)               3,524
      Accrued interest                                                    2,442                  767                3,352
      Amounts due to affiliates                                           4,584               21,913                5,374
      Deferred revenue                                                      243                  879                 (114)
      Accrued income taxes                                                    -                    -                  677
      Other current liabilities                                               -                    -                 (653)
                                                                 ---------------------    ------------------  -----------------
           Net cash provided by operating activities                      2,681               10,878                4,261
                                                                 ---------------------    ------------------  -----------------
Cash flows from investing activities:
      Construction and purchase of property, plant and equipment         (4,398)             (13,025)             (31,868)
      Other investments                                                       -                    -                   20
      Notes receivable from affiliate                                         -                  449                6,034
      Purchase of intangibles                                              (194)              (1,036)                 (40)
      Purchase of subsidiaries, net of cash received                          -               (6,860)              (6,289)
                                                                 ---------------------    ------------------  -----------------
           Net cash used in investing activities                         (4,592)             (20,472)             (32,143)
                                                                 ---------------------    ------------------  -----------------
Cash flows from financing activities:
      Proceeds from notes payable                                             -                7,713                6,500
      Repayment of notes payable                                            135                 (445)                (365)
      Capital increase                                                        -                6,000                    -
                                                                 ---------------------    ------------------  -----------------
           Net cash provided by financing activities                        135               13,403                6,135
                                                                 ---------------------    ------------------  -----------------

           Net (decrease)/increase in cash and cash equivalents          (1,776)               3,674              (21,747)

Cash and cash equivalents at beginning of period                          6,248                2,574               25,750
                                                                 ---------------------    ------------------  -----------------
Cash and cash equivalents at end of period                              $ 4,472              $ 6,248              $ 4,003
                                                                 ---------------------    ------------------  -----------------
                                                                 ---------------------    ------------------  -----------------

Supplemental cash flow information:
      Cash paid for interest                                             $ 365              $ 7,304               $ 6,573
                                                                 ---------------------    ------------------  -----------------
                                                                 ---------------------    ------------------  -----------------
      Cash paid for income taxes                                          $ 53                 $ 47                 $ 511
                                                                 ---------------------    ------------------  -----------------
                                                                 ---------------------    ------------------  -----------------


     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

1.    BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the SEC (the "1998 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.   CONSUMMATION OF UPC TENDER OFFER AND MERGER

On June 2, 1999, the Company's parent, @ Entertainment, entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of @ Entertainment in an all cash transaction valuing @ Entertainment shares of common stock at $19.00 per share.

The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of @ Entertainment's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of @ Entertainment's outstanding shares of common stock (the "Acquisition"). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of @ Entertainment and acquired all of the outstanding warrants.

Also on August 6, 1999, Bison was merged with and into @ Entertainment with @Entertainment continuing as the surviving corporation (the "Merger"). Accordingly, @ Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC.

@Entertainment and the Company believe that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. PCI prior to the Acquisition is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor".

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 1, 1999, the date closest to the date of the effective merger. At this date the Notes of the Company were restated by $1.6 million. The consideration paid by UPC for all shares outstanding, warrants and options totaled $811.3 million. At this time @Entertainment had negative net assets of approximately $51.3 million. As a result of the above considerations, UPC realized goodwill of approximately $938.8 million. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date. @ Entertainment allocated goodwill between the business segments based on the investment model used for the acquisition. PCI was allocated approximately $376 million of goodwill.

The following pro forma condensed consolidated results for the nine months ended September 30, 1999 and 1998 give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.


                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,      FOR THE NINE MONTHS ENDED
                                                                        1999                             SEPTEMBER 30, 1998
                                                         ---------------------------------------  ----------------------------------

                                                            HISTORICAL          PRO FORMA            HISTORICAL        PRO FORMA
Service and other revenue                                         $ 46,121           $ 46,121             $ 37,836         $ 37,836
                                                         ================== ==================    ================= ================

Net loss                                                         $ (34,057)         $ (48,679)           $ (22,474)       $ (41,274)
                                                         ================== ==================    ================= ================



3.    OFFER TO REPURCHASE NOTES

Pursuant to the terms of the indenture covering the Poland Communications, Inc. ("PCI") Notes (as defined hereafter), which provided that, following a Change of Control (as defined therein), each holder of PCI Notes had the right, at such holder's option, to require PCI to offer to repurchase all or a portion of such holder's PCI Notes at the Repurchase Price. PCI made an offer to repurchase (the "Offer") from the holders of the PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes").The Offer expired at 12:01 PM, New York City time, on November 2, 1999.

PCI was required to offer to repurchase the PCI Notes at their purchase price of $1,010 per $1,000 principal amount of the PCI Notes, which is 101% per $1,000 principal amount of the PCI. As of August 1, 1999, the Company had $129,668,000 aggregate principal amount at maturity of the PCI Notes outstanding. Pursuant to its repurchase offer, PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

4.    RECLASSIFICATIONS

Certain amounts have been reclassified in the prior period unaudited consolidated financial statement to conform to the 1999 unaudited consolidated financial statement presentation.

5.    COMMITMENTS AND CONTINGENCIES

Programming Commitments

The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. At September 30, 1999, the Company had a minimum commitment under such agreements of approximately $2,223,000 for the remainder of 1999, $16,564,000 in 2000, $7,646,000 in 2001, $4,872,323 in 2002, $5,078,000 in 2003 and $5,128,000
in 2004 and thereafter.

6.       LITIGATION AND CLAIMS

From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.

PCBV minority stockholders' claim

On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. ("PCBV"), a subsidiary of the Company, filed a lawsuit against the Company's parent @Entertainment, the Company, and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended ("the Shareholders' Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of
1.7 percent of the payment made by UPC for the shares of @ Entertainment as set forth in the Agreement and Plan of Merger between @ Entertainment and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

The amended complaint sets forth eight claims for relief based on allegations that the defendants, including @Entertainment and the Company, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with the Company be commercially reasonable or be approved by certain of the minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of the Company and PCBV, including @Entertainment, that allegedly compete with the Company and PCBV.

The minority shareholders also seek damages in the amount of 1.7 percent of the payment made by UPC for the shares of @Entertainment, although the amended complaint does not contain a separate claim for relief seeking that amount.

The Company intends to defend the lawsuit vigorously. The Company has also conducted negotiations to purchase the minority shareholders' outstanding shares in PCBV. If the negotiations produce a sale by the minority shareholders of their shares in PCBV to @Entertainment, the lawsuit would most likely be terminated. The Company is unable to predict the outcome of those negotiations.

In the event that the lawsuit is not terminated, its status is as follows:
The time for @Entertainment and the Company to respond to the amended complaint has not yet expired. Discovery has not yet commenced. At this early stage of the proceedings, the Company is unable to predict the probable outcome of the lawsuit or the Company's ultimate exposure in connection therewith.

In addition to the Ohio lawsuit, the other minority shareholders of PCBV (representing an additional 6% of PCBV) have asserted similar claims for compensation, but have not filed suit.


7.       ACQUISITIONS

On July 9, 1999 a subsidiary of the Company entered into an agreement to acquire 100% of a cable television system for total consideration of approximately $7,500,000. The consummation of this transaction is subject to Polish Ministry of Telecommunications approval. The acquisition has been accounted for under the purchase method where the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisition is not expected to have a material effect on the Company's results of operations in 1999.

On July 26, 1999 a subsidiary of the Company entered into an agreement to purchase all of the assets and subscriber lists of a cable television system for total consideration of approximately $2,800,000. The purchase will be accounted for under the purchase method where the purchase price is allocated to the underlying assets based upon their estimated fair values and any excess to goodwill.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                              SUCCESSOR               PREDECESSOR
                                                                               (NOTE 2)                 (NOTE 2)
                                                                          --------------------    --------------------
                                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                                 1999                    1998
                                                                          --------------------    --------------------
                                                                              (UNAUDITED)

                                                                                        (IN THOUSANDS)
Current assets:
        Cash and cash equivalents                                                  $    3,069              $    1,463
        Accounts receivable, net of allowances for doubtful accounts
              of $1,777,000 in 1999 and $708,000 in 1998                                4,168                   1,904
        Due from affiliate                                                                172                       -
        Other current assets                                                            1,642                     535
                                                                          --------------------    --------------------
              Total current assets                                                      9,051                   3,902
                                                                          --------------------    --------------------

        Property, plant and equipment:
              Cable television system assets                                           85,715                 136,833
              Construction in progress                                                  3,904                       -
              Vehicles                                                                    567                   1,704
              Other                                                                     4,202                   5,832
                                                                          --------------------    --------------------
                                                                                       94,388                 144,369
                     Less accumulated depreciation                                     (2,770)                (40,041)
                                                                          --------------------    --------------------
                     Net property, plant and equipment                                 91,618                 104,328

        Inventories for construction                                                    4,654                   6,638
        Intangibles, net  (note 2)                                                    339,816                  13,711
                                                                          --------------------    --------------------

                             Total assets                                          $  445,139              $  128,579
                                                                          ====================    ====================


     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
               LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)


                                                                              SUCCESSOR               PREDECESSOR
                                                                               (NOTE 2)                 (NOTE 2)
                                                                          -----------------     ---------------------
                                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                                 1999                    1998
                                                                          -----------------     --------------------
                                                                              (UNAUDITED)
                                                                                      (IN THOUSANDS)
Current liabilities:
      Accounts payable and accrued expenses                                      $    2,263              $    7,809
      Deferred revenue                                                                   62                     565
      Other current liabilities                                                       1,456                       -
                                                                          ------------------    --------------------
            Total current liabilities                                                 3,781                   8,374

Due to affiliate                                                                     45,924                  26,491
Notes payable to affiliates                                                         173,521                 160,830
                                                                          ------------------    --------------------
            Total liabilities                                                       223,226                 195,695
                                                                          ------------------    --------------------

Stockholders' equity / (deficiency):
      Capital stock par value, $0.50 par; 200,000 shares
            authorized, issued and outstanding                                          100                     100
      Paid-in capital (note 2)                                                      261,884                  14,589
      Accumulated other comprehensive (loss) / income                               (27,297)                    424
      Accumulated deficit                                                           (12,774)                (82,229)
                                                                          ------------------    --------------------
            Total stockholders' equity / (deficiency)                               221,913                 (67,116)
                                                                          ------------------    --------------------


            Total liabilities and stockholders' equity / (deficiency)            $  445,139              $  128,579
                                                                          ==================    ====================



     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    SUCCESSOR
                                                    (NOTE 2)                       PREDECESSOR (NOTE 2)
                                                    ------------   -----------------------------------------------------------
                                                     TWO MONTHS                     THREE MONTHS                   NINE MONTHS
                                                       ENDED          ONE MONTH        ENDED        SEVEN MONTHS      ENDED
                                                    SEPTEMBER 30,   ENDED JULY 31,  SEPTEMBER 30,  ENDED JULY 31,  SEPTEMBER 30,
                                                        1999            1999            1998            1999           1998
                                                    -------------   -------------   -----------  ------------- -----------------
                                                                     (in thousands, except per share data)


Revenues                                              $ 10,008       $ 5,143       $ 8,955        $ 29,535         $ 25,682

Operating expenses:
   Direct operating expenses                             7,609         3,700         9,022          20,988           15,722
   Selling, general and administrative expenses          3,685         1,405         1,908           6,947            8,402
   Depreciation and amortization                         6,300         1,465         3,501           8,726            9,815
                                                    -------------------------  ------------   -------------  ---------------
Total operating expenses                                17,594         6,570        14,431          36,661           33,939

   Operating loss                                       (7,586)       (1,427)       (5,476)         (7,126)          (8,257)

Interest and investment income                              10            22            43              59              117
Interest expense                                        (2,327)       (1,183)       (3,294)         (8,029)          (9,538)
Foreign exchange (loss)/gain, net                       (2,868)        1,468          (587)           (219)            (495)
                                                    -------------------------  ------------   -------------  ---------------

   Loss before income taxes and
        minority interest                              (12,771)       (1,120)       (9,314)        (15,315)         (18,173)

Income tax                                                  (3)           (3)          (12)            (30)            (221)
Minority interest                                            -             -         1,319               -            2,525
                                                    -------------------------  ------------   -------------  ---------------


   Net loss                                            (12,774)       (1,123)       (8,007)        (15,345)         (15,869)

                                                    -----------  ------------  ------------   ----------------- ----------------

Basic and diluted net loss per common share            $(63.87)     $  (5.62)     $ (40.04)        $(76.73)        $ (79.35)
                                                    ===========  ============  ============   ================= ================


                      POLAND CABLEVISION (NETHERLANDS) B.V.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                          SUCCESSOR
                                           (NOTE 2)                              PREDECESSOR (NOTE 2)
                                       ------------------- ------------------------------------------------------------------------

                                          TWO MONTHS                           THREE MONTHS                          NINE MONTHS
                                        ENDED SEPTEMBER      ONE MONTH           ENDED           SEVEN MONTHS          ENDED
                                              30,           ENDED JULY 31,     SEPTEMBER 30,     ENDED JULY 31,      SEPTEMBER 30,
                                             1999               1999               1998               1999              1998
                                       ------------------- ----------------  -----------------  -----------------  ----------------

Net loss                                  $       (12,774)      $   (1,123)        $   (8,007)         $ (15,345)        $ (15,869)
 Other comprehensive (loss) / income:
     Translation adjustment                       (27,297)             843             (2,830)           (11,814)           (1,773)


                                       =================== ================   ================  =================  ================
Comprehensive loss                         $      (40,071)       $    (280)        $  (10,837)         $ (27,159)        $ (17,642)
                                       =================== ================   ================  =================  ================


     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SUCCESSOR (NOTE 2)             PREDECESSOR (NOTE 2)
                                                                    ---------------------   ---------------------------------------
                                                                                                                    NINE MONTHS
                                                                     TWO MONTHS ENDED         SEVEN MONTHS           ENDED
                                                                     SEPTEMBER 30, 1999      ENDED JULY 31,     SEPTEMBER 30, 1998
                                                                    ---------------------   ----------------    ------------------
                                                                                                   (in thousands)
Cash flows from operating activities:
    Net loss                                                                   $ (12,774)         $ (15,345)          $ (15,869)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Minority interest                                                               -                  -              (2,525)
       Depreciation and amortization                                               6,300              8,726               9,815
       Interest expense added to notes payable
          to affiliates                                                                -             10,356               9,500
       Changes in operating assets and liabilities:
          Accounts receivable                                                        452             (2,716)               (663)
          Other current assets                                                      (497)              (263)                802
          Accounts payable                                                         1,227             (4,586)              3,176
          Deferred revenue                                                           162                937                (100)
          Amounts due to affiliates                                                4,408             14,853               7,666
          Other current liabilities                                                    -                  -                 (18)
                                                                    ---------------------   ----------------    ----------------
             Net cash (used in) / provided by operating activities                  (722)            11,962              11,784
                                                                    ---------------------   ----------------    ----------------

Cash flows from investing activities:
    Construction and purchase of property, plant and equipment                    (1,560)           (10,263)            (24,922)
    Purchase of intangible assets                                                      -               (145)                  3
                                                                    ---------------------   ----------------    ----------------
         Net cash used in investing activities                                    (1,560)           (10,408)            (24,919)
                                                                    ---------------------   ----------------    ----------------

Cash flows from financing activities:
       Proceeds from borrowings from affiliates                                    2,278                 57               9,871
       Dividend to parent                                                              -                  -                 (51)
                                                                    ---------------------   ----------------    ----------------
         Net cash provided by financing activities                                 2,278                 57               9,820
                                                                    ---------------------   ----------------    ----------------

         Net (decrease) / increase in cash                                            (4)             1,611              (3,315)

    Cash at beginning of the period                                                3,073              1,463               4,951
                                                                    ---------------------   ----------------    ----------------

    Cash at end of the period                                                   $  3,069           $  3,074           $   1,636
                                                                    =====================   ================    ================

    Supplemental cash flow information:
         Cash paid for interest                                                 $    276           $    400           $      57
                                                                    =====================   ================    ================
         Cash paid for income taxes                                             $     44           $     17           $     222
                                                                    =====================   ================    ================



     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

1.   BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV") since PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of September 30, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 1998 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

2.   CONSUMATION OF UPC TENDER OFFER AND MERGER

On June 2, 1999, the Company's parent, @ Entertainment, entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of @ Entertainment in an all cash transaction valuing @ Entertainment shares of common stock at $19.00 per share.

The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of @ Entertainment's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of @ Entertainment's outstanding shares of common stock (the "Acquisition"). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of @ Entertainment and all of the outstanding warrants.

Also on August 6, 1999, Bison was merged with and into @ Entertainment with @Entertainment continuing as the surviving corporation (the "Merger"). Accordingly, @ Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC.

@Entertainment and Poland Communications, Inc. ("PCI") believe that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. PCBV prior to the Acquisition is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor".

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 1, 1999, the date closest to the date of the effective merger. The consideration paid by UPC for all shares outstanding, warrants and options totaled $811.3 million. At this time the Company had negative net assets of approximately $51.3 million. As a result of the above considerations, UPC realized goodwill of approximately $938.8 million. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date. PCI pushed down allocated goodwill to its subsidiaries based on basic subscribers at the acquisition data. PCBV was allocated $354.7 million of goodwill.

The following pro forma condensed consolidated results for the nine months ended September 30, 1999 and 1998 give effect to the acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.


                                      FOR THE NINE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30, 1999             SEPTEMBER 30, 1998
                                   ---------------------------------  ------------------------------

                                      HISTORICAL       PRO FORMA        HISTORICAL      PRO FORMA
Service and other revenue                  $ 39,543        $ 39,543         $ 25,682       $ 25,682
                                   ================= ===============  =============== ==============

Net loss                                  $ (28,119)      $ (41,899)       $ (15,869)     $ (33,606)
                                   ================= ===============  =============== ==============



3.    RECLASSIFICATIONS

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

The risks, uncertainties and other factors that might cause such differences include but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies;
(vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming; (viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) acquisition opportunities; and (xiv) the ownership structure of the Company's parent.

All references to the three and nine months ended September 30, 1999 herein represent aggregation of the one month ended July 31, 1999 and two months ended September 30, 1999, and the seven months ended July 31, 1999 and the two months ended September 30, 1999, respectively as illustrated in the tables above.

OVERVIEW

On August 6, 1999, Bison Acquisition Corp., UPC's wholly-owned subsidiary, was mergerd with and into @Entertainment, the Company's parent, with @Entertainment continuing as the surviving corporation. Accordingly, @Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC.

The Company operates the largest cable television system in Poland with approximately 1,705,600 homes passed and approximately 984,000 total subscribers as of September 30, 1999. The number of subscribers have grown historically through a combination of increased penetration, new network build-out and acquisitions.

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

During 1998 and the first nine months of 1999, management completed or was in the process of completing several strategic actions in support of this business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic cable subscribers. Since that date, the Wizja TV package has been expanded to 24 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. Management believes that this selection of high-quality Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

The Company has implemented a pricing strategy designed to increase revenue per subscriber and its profit margin. The Company has increased the monthly price for the "basic" package service to reflect the increased channel availability, and premium channels such as the HBO Poland service (a Polish-language version of HBO's premium movie channel) are offered to cable customers for an additional monthly charge. The Company expects that it may continue to experience increases in its churn rate above historical levels during the implementation of its current pricing strategy. For the nine months ended September 30, 1999, the Company experienced churn in the HBO Poland service of 5.4% with penetration falling by 7,003 subscribers or 17.9% from September 30, 1998. The Company is planning to encrypt the HBO Poland service on cable and install analog decoders for all premium channel subscribers in its two major regional clusters during 1999. This encryption and installation process is expected to be rolled out in all major systems in 2000.

The Company continues to expand the coverage areas of its regional clusters, through selected build-out and acquisitions. During the third quarter of 1999, the Company focused its building-out primarily in areas where it could fill-in and expand existing clusters.

The Company, during the first nine months of 1999, continued a reorganization of its organizational structure and certain departments. The Company's centralized call center became operational during the first six months of 1998 for cable customers in certain regional clusters and will continue to become operational for other cable customers as expansion of call center activities progresses. The Company is also in the process of installing an integrated management information system for its subscriber management and billing and has completed the installation of an integrated management information system for accounting systems. As it has acquired existing cable television systems, the Company has tried to consolidate operations and reduce equipment and personnel redundancies to achieve operating efficiencies and reduce operation costs.

The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30, 1999, approximately 72.3% of the Company's subscribers received the Company's basic package. For the nine months ended September 30, 1999, approximately 98% of the Company's revenue was derived from monthly subscription fees compared to approximately 95% during the nine months ended September 30, 1998. Revenue from installation fees is deferred to the extent it exceeds direct selling costs and then amortized to income over the estimated average period that new subscribers are expected to remain connected to the Company's cable system.

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

In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, income taxes, gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported a positive EBITDA of $0.9 million for nine months ended September 30, 1999 and a positive of $3.3 million for nine months ended September 30, 1998.

Quarterly cable subscriber statistics are presented in the table below:


                                               SEPTEMBER 30,  JUNE 30,   MARCH 31,   DECEMBER 31, SEPTEMBER 30,     JUNE 30,
                                                   1999        1999        1999         1998         1998            1998
                                               ----------- ----------- ------------  ----------- ------------    -----------

Homes Passed                                    1,705,569   1,669,384    1,624,119    1,591,981    1,565,287      1,546,540
Basic Subscribers                                 711,263     715,474      706,179      698,342      658,584        660,067
       Subscriber Growth (three month period)
             Organic                               24,619      45,646       38,226(1)    70,935       41,904         57,007
             Through Acquisitions                  11,118           -            -            -      (10,245)(2)      1,363
             Churn                                (39,948)    (36,351)     (30,389)     (31,177)     (33,142)       (26,016)
                                               ----------- ----------- ------------  ----------- ------------    -----------
             TOTAL NET GROWTH                      (4,211)      9,295        7,837       39,758       (1,483)        32,354
                                               ----------- ----------- ------------  ----------- ------------    -----------
Basic penetration                                   41.7%       42.9%        43.5%        43.9%        42.1%          42.7%

Intermediate subscribers                           32,032      32,128       33,587       40,037       42,538         43,204

                                               ----------- ----------- ------------  ----------- ------------    -----------
BASIC AND INTERMEDIATE SUBSCRIBERS                743,295     747,602      739,766      738,379      701,122        703,271
                                               ----------- ----------- ------------  ----------- ------------    -----------

Broadcast subscribers                             240,652     219,165      208,457      196,961      186,334        167,859
                                               ----------- ----------- ------------  ----------- ------------    -----------
TOTAL SUBSCRIBERS                                 983,947     966,767      948,223      935,340      887,456        871,130
                                               ----------- ----------- ------------  ----------- ------------    -----------

Premium subscribers - HBO                          32,032      32,784       34,332       36,615       39,035         45,674
Premium penetration - HBO                            4.5%        4.6%         4.9%         5.2%         5.9%           6.9%

Basic revenue / basicsub. / month                   $6.47       $6.35        $6.20        $5.69        $5.19          $4.99
Total revenue / basicsub. / month                   $7.19       $7.13        $6.97        $6.75        $6.42          $6.08



(1) The increase in basic subscribers for the three months ended March 31, 1999, included 4,121 subscribers in Szczecin that switched from the "intermediate" to the "basic" package.
(2) As part of the purchase of a minority interest in one of the Company's cable systems, the Company sold an isolated part of that system to the previous owner.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

CABLE TELEVISION REVENUE. Revenue increased $2.6 million or 19.5% from $13.3 million for the three months ended September 30, 1998 to $15.9 million for the three months ended September 30, 1999 and $8.3 million or 22.0% from $37.8 million for the first nine months of 1998 to $46.1 million for the first nine months ended September 30, 1999. These increases were primarily attributable to an 8.0% increase in the number of basic subscribers from approximately 658,600 at September 30, 1998 to approximately 711,300 at September 30, 1999, as well as an increase in monthly subscription rates.

Revenue from monthly subscription fees represented 97.2% and 98.8% of cable television revenue for the three months ended September 30, 1998 and 1999, respectively. Monthly subscription revenue constituted 94.6% and 97.7% of cable television revenue for the nine months ended September 30, 1998 and 1999, respectively. During the three months ended September 30, 1999, the Company generated approximately $0.5 million of additional premium subscription revenue as compared to $0.7 million from the corresponding period in 1998 as a result of providing the HBO Poland service pay movie channel to cable subscribers. For the nine months ended September 30, 1998 and 1999 premium subscription revenue was $2.4 million and $1.6 million respectively.

DIRECT OPERATING EXPENSES. Direct operating expenses decreased $1.9 million, or 14.6%, from $13.0 million for the three months ended September 30, 1998 to $11.1 million for the three months ended September 30, 1999 but increased
$9.1 million, or 40.3%, from $22.6 million for the nine months ended
September 30, 1998 to $31.7 million for the nine months ended September 30, 1999. This decrease was primarily due to a reduction in intercompany programming charges. This increase was principally as a result of the purchase of the Wizja TV programming package for approximately $15.6 million from an affiliate of the Company as well as the increased size of the Company's cable television system. Direct operating expenses decreased from 97.7% of revenues for the three months ended September 30, 1998 to 69.8% of revenues for the three months ended September 30, 1999 and increased from 59.8% of revenues for the nine months ended September 30, 1998 to 68.8% of revenues for the nine months ended September 30, 1999. However, without considering the programming cost for the purchase of the Wizja programming package recorded in September 1998 and for the nine months ended September 30, 1999 the comparison would have been 38.1% and 34.9% for the nine months ended
September 30, 1998 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.3 million, or 67.6%, from $3.4 million for the three months ended September 30, 1998 to $5.7 million for the three months ended September 30, 1999 and increased $1.5 million, or 12.5%, from $12.0 million for the nine months ended September 30, 1998 to $13.5 million for the nine months ended September 30, 1999. This increase was attributable to expanding operations of the cable business and extensive marketing campaigns.

As a percentage of revenue, selling, general and administrative expenses increased from 25.6% for the three months ended September 30, 1998 to approximately 35.8% for the three months ended September 30, 1999 and decreased from 31.7% for the nine months ended September 30, 1998 to 29.3% for the nine months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $4.1 million, or 75.9%, from $5.4 million for the three months ended September 30, 1998 to $9.5 million for the three months ended September 30, 1999 and $6.4 million, or 41.8%, from $15.3 million for the nine months ended September 30, 1998 to $21.7 million for the nine months ended September 30, 1999, principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the merger with UPC and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.6% for the three months ended September 30, 1998 to 59.7% for the three months ended September 30, 1999 and from 40.5% for the nine months ended September 30, 1998 to 47.1% for the six months period ended September 30, 1999.

INTEREST EXPENSE. Interest expense increased $0.1 million, or 2.9%, from $3.5 million for the three months ended September 30, 1998 to $3.6 million for the three months ended September 30, 1999 and increased $0.6 million, or 5.7%, from $10.6 million for the nine months ended September 30, 1998 to $11.2 million for the nine months ended September 30, 1999. These increases are a result of loans assumed by the Company in its acquisition of subsidiaries and an additional loan drawn down in June 1998.

INTEREST AND INVESTMENT (LOSS) / INCOME, NET. Interest and investment income decreased $0.3 million, or 300%, from $0.1 million of income for the three months ended September 30, 1998 to $0.2 million of loss for the three months ended September 30, 1999 and $0.7 million, or 87.5%, from $0.8 million of income for the nine months ended September 30, 1998 to $0.1 million of income for the nine months ended September 30, 1999 primarily due to the reduction in the level of cash used to fund the Company's operations.

FOREIGN EXCHANGE (LOSS)/GAIN, NET. For the three months ended September 30, 1999, foreign exchange loss amounted to $0.6 million as compared to a foreign exchange loss of $0.4 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, foreign exchange loss was $2.2 million compared to a foreign exchange loss of $0.6 million for the nine months ended September 30, 1998. This is primarily due to the 17.5% appreciation of the U.S. dollar against the Polish zloty in the nine months ended September 30, 1999.

MINORITY INTEREST. No minority interest was recorded for the three months or nine months ended September 30, 1999 compared to minority interest income of $0.6 million and $0.4 million for the corresponding periods in 1998. All minority interest was eliminated in 1998 as the minority interest share of the losses in subsidiaries exceeded the value of minority interest investments.

NET LOSS. For the three months ended September 30, 1998 and the three months ended September 30, 1999, the Company had net losses of $11.6 million and $14.9 million, respectively and for the nine months ended September 30, 1998 and the nine months ended September 30, 1999, the Company had net losses of $22.5 million and $34.1 million, respectively. These losses were the result of the factors discussed above.


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

The Company had positive cash flows from operating activities in 1998 of $14.3 million, primarily due to the decrease of amounts due from affiliates, increase in accounts payable and accrued expenses, and income tax refunds received in 1998. The Company had positive cash flows from operating activities for the nine months ended September 30, 1998 of $4.3 million and had positive cash flows from operating activities for nine months ended September 30, 1999 of $13.6 million, due to an increase in monthly subscription rates, an increase in the amount due to an affiliate and operating efficiencies.

Cash used for the purchase and expansion of the Company's cable television networks was $31.9 million and $17.4 million for the nine months ended September 30, 1998 and 1999, respectively. The decrease in the first nine months of 1999 compared to the same period in 1998 is due to the development of the Company's new build-out strategy and completion in 1998 of upgrades of recently acquired networks and subsidiaries.

During 1996, the Company also entered into an agreement with American Bank in Poland, S.A. ("AmerBank") which provides for a credit facility of approximately $6.5 million. Interest, based on LIBOR plus 3%, is due quarterly. All advances under the loan must be repaid by November 20, 1999. All amounts under this facility were drawn in June 1998.

On October 31, 1996, the Company sold $130 million aggregate principal amount of the PCI Notes. Pursuant to the indenture governing the Notes (the "PCI Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:
(i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuance's and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of the Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business; and (xii) consolidations, mergers and sale of assets. The Company is in compliance with these covenants. The PCI Indenture limits, but does not prohibit, the payment of dividends by PCI and the ability of PCI to incur additional indebtedness. PCI could not pay dividends to @Entertainment as of December 31, 1998 because certain financial ratios did not meet the minimum provided in the PCI indenture. Pursuant to the AmerBank credit facility, the Company is subject to certain informational and notice requirements but is not subject to restrictive covenants.

The PCI Indenture provides that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the issuer to offer to repurchase all or a portion of such holder's PCI Notes at the repurchase price, described below. The Company believes that the August 6, 1999 acquisition by UPC of the Company constituted a Change of Control. Accordingly, PCI made an offer to repurchase (the "Offer") from the holders the PCI Notes. The Offer expired at 12:01 PM, New York City time, on November 2, 1999.

In accordance with the terms of the PCI Indenture, PCI was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 1, 1999, PCI had $ 129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. Subsequent to November 2, 1999 UPC financed the repurchase of the PCI Notes.

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

The Company is dependent on obtaining new financing to achieve its business strategy. Future sources of financing for the Company could include public or private debt offerings or bank financings or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, @Entertainment, UPC and UnitedGlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancings that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment, and @ Entertainment's parent, UPC, to provide financing to achieve the Company's business strategy. There is no obligation from UPC, contractually or otherwise, to make such financing available to the Company.

YEAR 2000 COMPLIANCE


The Company's operations are heavily dependent upon computer systems and other technological devices with imbedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. This problem could cause miscalculations, resulting in the Company's cable television services malfunctioning or failing to operate.

YEAR 2000 COMPLIANCE PROGRAM

In response to possible Year 2000 problems, the Board of Directors of United GlobalCom ("United") established a task force to assess the impact that potential Year 2000 problems may have on company-wide operations, including the Company and its operating companies, and to implement necessary changes to address such problems. The task force includes the Company's and @Entertainment's staff, external consultants and subcommittees at the operating company levels, as well as staff from United that reports directly to the United Board. In creating a program to minimize Year 2000 problems, the task force identified certain critical operations of the Company's business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations such as cash flow, accounts payable and accounts receivable, payroll and building operations.

The task force has established a three-phase program to address potential Year 2000 problems:

- Identification Phase: identify and evaluate computer systems and other devices (e.g., headend devices, switches and set top boxes) on a system by system basis for Year 2000 compliance.
- Implementation Phase: establish a database and evaluate the information obtained in the Identification Phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.
- Testing Phase: test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.


In August 1999, UPC completed the acquisition of @Entertainment, the Company's parent. During the third quarter of 1999 UPC initiated a priority level review of the Year 2000 programs existing in @Entertainment and the Company. UPC requested the Company to complete a Year 2000 due diligence form and is in the process of reviewing the Company's response in order to determine the Company's Year 2000 readiness. These forms, which have been completed by the Company's Y2K managers, have provided the Company with a very detailed view of the Year 2000 status for the Company. UPC is currently implementing the necessary steps to assure compliance of the mission critical systems and other date related equipment. However, there can be no assurance that UPC will be successful in this endeavour.

Currently, the assessment of the Year 2000 program at the Company is behind schedule and incomplete. To date only approximately 50% of all equipment with date related issues have been inventoried and research on compliance is on going. Customer care, billing and subscriber management systems are considered mission critical systems and have been researched with unsatisfactory results. None of these systems are Y2K compliant. UPC is working to upgrade and patch the systems to Y2K compliant versions. Both vendors and consultants have committed to compliance by the December 31, 1999. However the Company cannot be sure that the deadline will be met. Testing of the mission critical systems commenced in November and will be completed in December of 1999. UPC has hired several third party Year 2000 firms to administer and assist in the project in an effort to be ready for the millennium at the end of December.

The United task force will continue to evaluate the need for external resources to complete the Identification Phase and the Implementation Phase and implement the Testing Phase. UPC has remained committed to the securing the resources necessary to complete its Year 2000 program, and when necessary has hired outside experienced resources to solve Year 2000 issues.

In addition to its Year 2000 task force United is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted United in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all its members. The test procedures were made available to members, including United, during the second quarter of 1999.

THIRD-PARTY DEPENDENCE

The Company believes that its most significant Year 2000 risk is its dependency upon third party programming, software, services and equipment, because the Company does not have the ability to control third parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for year 2000 conversion, their products or services may fail and may cause interruptions in, or limitations upon, the Company's provision of its service to its cable customers. In an effort to prevent any such interruptions or limitations, the Company is in the process of communicating with each of its material third party suppliers of programming, software, services and equipment to determine the status of their Year 2000 compliance programs.

To date, responses by vendors to such communications have been limited. The responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, the Company is unable to assess the risk posed by its dependence upon such third parties' systems. The Company cannot give any assurances concerning such equipment's Year 2000 Compliance.

The task force is working closely with the manufacturers of the Company's headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in the Company's operating systems is not date-sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but this process is not entirely within the Company's control. Approximately 98.0% of the headend controllers, which are considered the most critical component of the headend devices, have been upgraded.

         Largely as a result of its high rate of growth over the past few years, the Company has entered into an agreement to purchase a new system to replace its current accounting system and an agreement to purchase specialized billing software for the Company's new customer service and billing center. The vendors of the new accounting system and billing software have confirmed to the Company that these products are year 2000 compliant. The Company has completed the testing phase of the new accounting system, and the implementation phase was substantially completed at the end of 1998. The Company expects implementation of the billing software to be completed for the majority of its cable subscribers by the end of 1999. The Company is not able to replace billing systems covering approximately 400,000 cable subscribers prior to the end of 1999. This software is not currently Year 2000 compliant. The Company is upgrading this software, but may not have this software fully compliant by the end of 1999.

CONTINGENCY PLAN

The Company has considered certain limited contingency plans, including preparing back-up programming and stand-by power generators. Based on these considerations, the Company has received from the task force a contingency plan to the Company's operating system, which sets forth preparation procedures and recovery solutions. With respect to other third-party systems, the Company is responsible for inquiring of its vendors and other entities with which it does business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs. The Company has begun this process and to assist the Company in this process, Year 2000 consultants have been hired. The consultants are visiting each operating company and working with them to identify and report to the Company any remaining potential Year 2000 compliance problems. These consultants are also contacting third-party vendors regarding their Year 2000 compliance measures. Audit teams will be ready to follow up on the initial research and continue to review the contingency and year-end plans.

In addition UPC has organized a European Year 2000 conference to discuss with all of its managers the risks at years end and their contingency plans. Business continuity plans have been documented and will be discussed at the conference.

COST OF COMPLIANCE

The Company has not yet determined the full cost of its Y2K Plan and its related impact on the financial condition of the Company. The Company has to date not incurred any replacement and remediation costs for equipment or systems as a result of Year 2000 non-compliance. Rather, due to the rapid growth and development of its cable system, the Company has made substantial capital investments in equipment and systems for reasons other than Year 2000 concerns.

 The total cost of the Company's new accounting system and billing software package is estimated to be approximately $3.2 million. The Company has recently estimated the cost of upgrading some of the billing systems to be approximately $0.4 million and the infrastructure upgrade, including installation, project management and consultancy to be approximately $2.4 million. Although no assurance can be made, the Company believes that the known Year 2000 compliance issues can be remedied without a material financial impact on the Company. No assurance can be made, however, as to the total cost for the Year 2000 program until all of the data has been gathered. In addition, the Company cannot predict the financial impact it will experience if Year 2000 problems are caused by third parties upon which the Company's systems are dependent or experienced by entities in which the Company holds investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on the Company's operations and financial condition.

Impact of New Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for these transactions. SFAS No. 133 is effective for the Company beginning on January 1, 2001. The Company currently has no derivative instruments or hedging activities.

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

International operations constitute 100% of the Company's consolidated operating loss for the quarter ended September 30, 1999. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss by approximately $136,000. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $136,000 increase in the operating loss for the nine months ended September 30, 1999. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, and approximately 11.8% in 1998. The rate of inflation for the three months period ended September 30, 1999 was approximately 6.5%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998. For the nine months of 1999 the zloty has depreciated against the U.S. dollar by approximately 17.4%. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 3, 1999, @ Entertainment, the sole stockholder of the Company, acting by unanimous written consent in lieu of a special meeting, approved the nomination and appointment of the following individuals to serve as members of the Board of Directors of the Company: Nimrod J. Kovacs; Gene Musselman; Ray Samuelson; Anton Tuijten; Simon Oakes; Przemyslaw Szmyt; and Dorothy Hansberry.

ITEM 5. OTHER INFORMATION:
        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      11  -  Statement   regarding   computation  of  per  share   earnings
         (contained in Note 3 to Unaudited Financial Statements in this Quarterly Report in Form 10-Q)

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

Report on Form 8-K, filed on September 20, 1999, regarding a press release dated September 20, 1999, relating to the announcement of the Offer to Repurchase PCI's 9 7/8 % Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003.

Report on Form 8-K, filed on November 3, 1999, regarding a press release dated November 3, 1999, relating to the expiration of the Offer to Repurchase PCI's 9 7/8 % Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003.

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 POLAND COMMUNICATIONS, INC.


                 By: /s/ Ray Samuelson
                 Ray Samuelson
                 Director of Finance and Accounting  and Treasurer




Date: November 15, 1999