Form 10-K
period 1999-12-31
POLAND COMMUNICATIONS INC
filed 2000-03-31
CIK 1031232

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-20307
                            ------------------------

                          POLAND COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

                   NEW YORK                                        06-1070447
        (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                         Identification No.)

              4643 ULSTER STREET                                      80237
                  SUITE 1300                                       (Zip Code)
               DENVER, COLORADO

                    (Address of Principal Executive Offices)
                            ------------------------

       Registrant's telephone number, including area code (303) 770-4001
          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE ON WHICH
                TITLE OF EACH CLASS                                   REGISTERED
                        None                                   None

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

                                      Zero

 The number of shares outstanding of Poland Communications, Inc.'s common stock as of December 31, 1999 was: Common Stock 18,948

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

  The Registrant meets the conditions set forth in General Instruction (I) (1)
                        (a) and (b) of Form 10-K and is
         therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          POLAND COMMUNICATIONS, INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE NUMBER
                                                                         -----------
                                       PART I
ITEM 1.    Business....................................................        4
ITEM 2.    Properties..................................................       11
ITEM 3.    Legal Proceedings...........................................       12

                                      PART II
ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................       14
ITEM 6.    Selected Financial Data.....................................       18
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................       20
ITEM 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................       25
ITEM 8.    Financial Statements and Supplementary Data.................       27
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................       83

                                      PART IV
ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................       85

                                     PART I

    Poland Communications, Inc. ("PCI"), is a New York corporation which is wholly-owned subsidiary of @ Entertainment, Inc. ("@ Entertainment"), a Delaware corporation which is wholly-owned by United Pan-Europe Communications N.V. ("UPC"). References to the "Company" mean PCI and its subsidiaries.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words as "believes," "expects," "intends," "plans," "anticipates," "likely," "will", "may", "shall", and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

    The risks, uncertainties and other factors that might cause such differences include, but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including the Company's satellite television business, new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies; (vii) the continued strength of competitors in the multichannel video programming distribution industry;
(viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to and hold and attract qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) acquisition opportunities and
(xiv) the Company's new ownership structure.

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

    For your convenience, this Annual Report contains certain zloty amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 4.1483 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 31, 1999. This rate may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

GENERAL

    The Company operates the largest cable television system in Poland with approximately 1,756,000 homes passed and approximately 1,024,000 total subscribers as of December 31, 1999. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company believes that additional subscriber growth can be achieved through a combination of increased penetration, new network expansion and acquisitions. The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information service.

REGIONAL CLUSTERS

    The Company has established five regional clusters for its cable television business encompassing eight of the ten largest cities in Poland, which the Company believes, are among those with the strongest economies and most favorable demographics for cable television in the country. The following table illustrates certain operating data of each of the Company's existing regional clusters.

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS(1)

                                                                                                         AVERAGE
                                                                                                         MONTHLY
                                                                                                       SUBSCRIPTION
                                                                                                       REVENUE PER
                                                                          BASIC AND      BASIC AND        BASIC
                                     TOTAL       HOMES        TOTAL      INTERMEDIATE   INTERMEDIATE    SUBSCRIBER
REGION                               HOMES      PASSED     SUBSCRIBERS   SUBSCRIBERS    PENETRATION     (USD) (2)
------                             ---------   ---------   -----------   ------------   ------------   ------------
North............................    574,000     420,890      295,053      228,943         54.39%          6.98
South............................    400,000     181,890       86,989       74,757         41.10%          7.50
Central..........................    920,000     425,248      242,963      164,852         38.77%          7.74
West.............................    624,000     234,315      123,934      111,421         47.55%          6.15
Katowice.........................  1,200,000     493,255      274,884      203,001         41.16%          7.14
                                   ---------   ---------    ---------      -------         -----           ----
    TOTAL........................  3,718,000   1,755,598    1,023,823      782,974         44.60%          6.68
                                   =========   =========    =========      =======         =====           ====

------------------------

(1) All data at or for the year ended December 31, 1999.

(2) Represents a weighted average for the Company based on the total number of basic subscribers at December 31, 1999.

ACQUISITIONS

    The Company regularly evaluates potential acquisitions of cable networks. The Company currently has no definitive agreement with respect to any material acquisition, although from time to time it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly Office with respect to any acquisitions it wishes to consummate. The Company's ability to enter into definitive agreements relating to material acquisitions, and their potential terms as well as its ability to obtain the necessary anti-monopoly approvals, cannot be assured.

SERVICES AND FEES

    The Company charges cable television subscribers an initial installation fee and fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. The Company currently offers three packages of cable television service: basic ("basic package"), broadcast ("broadcast package") and intermediate ("intermediate package") packages of service in selected areas of Poland. On December 31, 1999, approximately 732,800 or 71.6% of the Company's subscribers received the basic package, approximately 50,200 or 4.9% received the intermediate package and approximately 240,800 or 23.5% received the broadcast package.

    BASIC PACKAGE. The basic package includes approximately 30 to 70 channels. This package generally includes all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and, on most of its cable networks, Wizja TV programming package, including the Company's proprietary Polish-language channel, Atomic TV. The Company's basic package offerings vary by location. With the launch of Wizja TV across the Company's cable networks on June 5, 1998, all of the Wizja TV programming became part of the basic package except for the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office and, since September 18, 1999, Wizja Sport, a Polish-language premium sport channel.

    INTERMEDIATE PACKAGE. The intermediate package includes approximately 17 to 24 channels. This package is offered for monthly fees equal to approximately one-half of the amount charged for the basic package. The intermediate package is designed to compete with small cable operators on a basis of price, using a limited programming offering. The Company's intermediate package offerings vary by location.

    BROADCAST PACKAGE. The broadcast package includes 6 to 12 broadcast channels with clear reception for monthly fees, which are substantially less than the amounts charged for the intermediate package.

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks currently offer two premium television services--the HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) and, since September 18, 1999, Wizja Sport, a Polish-language premium sport channel in certain of the Company's cable system. The Company plans to create additional pay-per-view channels that will also be offered to cable customers for an additional charge.

    Other optional services include additional outlets and stereo service, which enables a subscriber to receive 12 or more radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.10 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is approximately $21 for buildings with multiple apartments and approximately $42 for single family dwellings, but such fees may be subject to reductions as a result of promotional campaigns.

    PRICING STRATEGY. Prior to December 1996, the Company's cable television pricing strategy was designed to keep its profit margin relatively constant in U.S. dollar terms in more mature systems and to increase rates in more recently acquired or rebuilt systems. The Company has historically experienced annual churn rates of less than 10%, and has been able to pass on the effects of inflation through price increases. For the year ended December 31, 1999, the churn rate was 21.5%, though it would have been 18.5% had the Company not decided to reclassify another 20,556 subscribers to the intermediate tier. This pricing strategy commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The Company expects that it will continue to experience churn rates above historical levels during the implementation of its current strategy. The Company expects to offer promotional incentives in certain areas of the country from time to time in connection with its marketing.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office or bank. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers
60 days after a bill becomes past due. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company's bad debts expense has historically averaged approximately 2.7% of revenue.

TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 692,000 of its subscribers, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the U.S. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz. New portions of the networks, which are currently being constructed, are being designed to have minimum bandwidths of 860 MHz. The Company's goal is to upgrade any portions of its cable television networks that have bandwidths below
550 MHz (generally acquired from other entities) to at least 860 MHz in an effort to reduce the number of satellite receivers and parts inventory required in the networks by the end of 2000. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment telecommunications and information service. The Company's systems provide excess channel capacity and are designed to maximize reliability. Most of the Company's cable networks currently have the ability to carry 40 to 70 television channels. The Company operates its systems at approximately 49% to 69% of channel/ bandwidth capacity. Two-way capability can be added to most of the Company's networks at limited cost to provide addressable and interactive services in the future. The cable television networks constructed by the Company meet or exceed the technical standards established by Polish regulatory authorities, and the Company's policy is to upgrade as rapidly as possible substandard cable television networks obtained in acquisitions.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods up to 20 years. The Company also has agreements to undertake joint construction with another company for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists and provide for joint construction with TPSA and other utilities of conduit infrastructure where none currently exists. As of December 31, 1999, approximately 81.0% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allows for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

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

    As of December 31, 1999, TPSA was legally entitled to terminate conduit agreements covering approximately less than 1% of the Company's subscribers as a result of the Company's failure to comply with certain terms of its conduit agreements with TPSA. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with co-op authorities and programmers, and in inability to service customer with respect to areas where its networks utilize the conduits that were the subject of such TPSA contracts.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits.

COMPETITION

    In the cable television industry, the Company believes that competition for subscribers is primarily based on price, program offerings, customer service, and quality and reliability of cable networks. Operators of small cable networks, which are active throughout Poland, pose a competitive threat to the Company because they often incur lower capital expenditures and operating costs and therefore have the ability to charge lower fees to subscribers than does the Company. While these operators often do not meet the technical standards for cable systems under Polish law, enforcement of regulations governing technical standards has historically been poor. Regardless of the enforcement of these laws and regulations, the Company expects that operators of small cable networks will continue to remain a competitive force in Poland.

    In addition, certain of the Company's competitors or their affiliates have greater experience in the cable television industry and have significantly greater resources (including financial resources and access to international programming sources) than the Company. The largest competitors of the Company in Poland include Elektrim S.A., which owns at least two cable systems (including Aster City Cable Sp. z o.o.) and Multimedia Polska S.A., a Polish entity. In addition, the Company understands that a number of cable operators in Poland (led by Bresnan Communications) have formed, or are in the process of forming, a consortium for the joint creation and production of Polish-language programming.

    The Company's cable television business also competes with companies employing other methods of delivering television signals to the subscribers, such as terrestrial broadcast television signals and A-DTH television services, and with a multi-channel multi-point distribution system and D-DTH services (including the Company's own D-DTH service).

TRADEMARKS

    The Company, either itself or through its subsidiaries, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Trademark applications are pending in Poland for other variations of PTK trademarks.

EMPLOYEES

    At December 31, 1999, the Company had approximately 994 permanent full-time employees and approximately 47 part-time employees. In addition, as of that date the Company employed approximately 11 salesmen who received both commissions and a nominal salary, and from time to time the Company employs additional salesmen on an as needed, commission only basis. In a division of one of the Company's subsidiaries, a trade union, which has approximately 7 members, was formed in mid-1999. The Company believes that its relations with its employees are good.

                                   REGULATION

GENERAL

    The operation of cable television systems in Poland is regulated under the Polish Communications Act of 1990 (the "Communications Act") and the Polish Radio and Television Act of 1992 (the "Television Act"). These are regulated by:

    --The Polish Minister of Communications;

    --The Polish State Agency of Radio Communications ("PAR"); and

    --The Polish National Radio and Television Council (the "Council").

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

    Poland is in the process of negotiating its membership in the EU. In connection with this process, Poland has started to adjust its legal system to EU requirements and currently is in the process of revising its telecommunications, broadcasting and copyright regulation. Proposed legislation regarding those regulations is currently being discussed in the Polish Parliament.

    With one exception, all of the Wizja proprietary channels and all channels on the Wizja platform are currently licensed in the United Kingdom by the Independent Television Commission as satellite television services. As such, they are then retransmitted under the European Convention on Transfrontier Broadcasting to Poland and then distributed via cable in Poland. Poland's regulatory environment is undergoing constant change. The Company does not know how such change will impact its business.

COMMUNICATIONS ACT

    PERMITS. The Communications Act and the required permits issued by PAR set forth the terms and conditions for providing cable television services.

    If a cable operator breaches the terms of its permits or the provisions of the Communications Act, or if such operator fails to acquire permits covering areas serviced by its networks, PAR can impose penalties on such operator, including:

    --fines;

    --the revocation of all permits covering the cable networks where such breach occurred; and

    --the forfeiture of the cable operator's cable networks.

    In addition, the Communications Act provides that PAR may not grant a new permit to, or renew an expiring permit held by, any applicant that has had, or that is controlled by an entity that has had, a permit revoked within the previous five years.

    The Company will be required to obtain additional permits from the Minister of Communications to offer other telecommunications services such as internet access or broadband transmission services.

    FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act provides that permits may only be issued to and held by Polish citizens, or companies in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must be comprised of Polish citizens residing in Poland. These restrictions do not apply to any permits issued prior to July 7, 1995. If the Polish regulatory authorities were to conclude that the Company's ownership or distribution structure is not in compliance with Poland's regulatory restrictions on foreign ownership, the Company could be forced to incur significant costs in order to bring its ownership structure and distribution system into compliance with the applicable regulations and the Company may be forced to dispose of its ownership interests in various entities.

    THE COMPANY'S PERMITS AND NEW CORPORATE ORGANIZATIONAL STRUCTURE. Prior to the creation of PAR and the permit system, one of the Company's subsidiaries, Polska Telewizja Kablowa S.A. ("PTK S.A."), received a license to operate cable television systems in Warsaw, Krakow and the areas surrounding these cities under the Polish Foreign Commercial Activity Act.

    To comply with the foreign ownership requirements discussed above in areas that are not covered by the licenses currently held by PTK S.A., the Company is in the process of creating a new entity, Polska Telewizja Kablowa Operator Sp. z o.o. ("PTK Operator"), which will own and/or operate the Company's new or existing cable networks whose permits are subject to the foreign ownership restrictions discussed above. The Company will hold a 47% ownership stake in PTK Operator while the remaining 53% will be held by a Polish entity. The Company will, in turn, hold 49% of the Polish entity, and the remaining 51% interest in the Polish entity is expected to be owned by a Polish company. The Company believes that this ownership and operating structure complies with the requirements of Polish law. PAR has granted permits to the Company and its competitors, based on the lease of assets, for networks using an ownership and operating structure substantially similar to the one described above.

    Specifically, subsidiaries of the Company have received approximately 106 permits from PAR, covering approximately 674,200 of the Company's approximately 738,000 basic subscribers at December 31, 1999, including approximately 11,700 subscribers for whom the Company's permits are deemed extended under Polish law pending PAR's response to the Company's permit renewal applications. However, certain subsidiaries of the Company do not have valid permits covering certain of the areas in which it operates cable networks. Of the approximately 64,200 basic subscribers at December 31, 1999 located in areas for which subsidiaries of the Company do not currently have valid permits, approximately 78% are located in areas serviced by recently acquired or constructed cable networks for which permit applications cannot be made until all permit requirements are satisfied (including obtaining agreements with cooperative authorities and the upgrade of the acquired network to meet technical standards where necessary and satisfying foreign ownership limitations), and approximately 22% are located in areas serviced by networks for which subsidiaries of the Company have permit applications pending. These subsidiaries of the Company have 9 permit applications pending. There can be no assurance that PAR will issue any or all of the Permits for which such subsidiaries have applied.

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

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming, which will be aired on that channel with the Chairman of the Council prior to transmission. The Company's subsidiaries have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have permits. The Chairman of the Council may revoke the registration of any of the Company's programming, or may not register all additional programming that the Company desires to transmit over the Company's networks. In addition, the Council may take action regarding unregistered programming that the Company transmits over cable networks for which the Company does not yet have PAR permits. This pertains to areas for which permit applications cannot be made until all permit requirements are satisfied (including obtaining agreements with the cooperative authorities, upgrading of the acquired networks to meet technical standards where necessary and satisfying foreign ownership limitations). Such actions could include the levying of monetary fines against the Company, and the seizure of equipment involved in transmitting such unregistered programming as well as criminal sanctions against the Company's subsidiaries' management. These actions could have a material adverse effect on the Company's business, financial condition and results of operations.

COPYRIGHT PROTECTION

    Cable television operators in Poland are subject to the provisions of the Polish Copyright Act, which governs the enforcement of intellectual property rights. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator has a right to receive compensation from such operator or to prevent transmission of the program.

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP"), and can also be enforced by the holders themselves. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of its cable subsidiaries operate under a contract with ZAIKS. A violation of the Copyright Act by a cable television operator also constitutes a violation of the Communications Act and of the operator's permits. See "--Television Act" for a discussion of the penalties and consequences associated with violations of the Television Act and "--Communications Act" for a discussion of the penalties and consequences associated with violations of the Communications Act and of a television operator's permits. In addition, currently proposed legislation regarding copyrights may increase the rights of organizations for collective administration of copyrights. Adoption of the amendments in the proposed version could potentially lead to a significant increase of fees to be paid by broadcaster to authors and performers.

ANTI-MONOPOLY ACT

    MARKET DOMINANCE. Companies that obtain control of 40% or more of the relevant market and do not encounter signifcant competition may be deemed to have market dominance, and therefore face greater scrutiny from the Anti-Monopoly Office.

    From time to time, the Company receives inquiries from and are subject to review by various divisions of the Anti-Monopoly Office.

    RECENT ANTI-MONOPOLY OFFICE FINDINGS WITH RESPECT TO THE COMPANY AND ITS SUBSIDIARIES. In mid 1998, the Anti-Monopoly Office issued a decision that the Company had achieved a dominant position and abused that dominant position in one of the areas in which it operates by moving certain satellite channels to a different frequency. A number of the Company's subscribers, whose television sets are not equipped to receive the new frequency, received several different channels to replace the channels which had been moved. The Company appealed both the finding of dominance and the finding that the Company acted improperly by moving certain channels to the new frequency. In late 1998, the Anti-Monopoly Court modified the Anti-Monopoly Office's decision by ruling that the Company had abused its dominant position by moving certain channels to the new frequency without termination of its agreements with subscribers whose television sets are not equipped to receive the new frequency. The Anti-Monopoly Court did not impose a fine on the Company or its subsidiaries. The Company estimates that less than 1% of its subscribers in the area under review have such television sets and would be affected by the ruling if, in the future, the Company finds it necessary for technical reasons to move channels to another frequency. The Company is appealing both the finding of dominance and the finding that the Company must terminate some of its agreements with certain subscribers before moving channels to another frequency.

    In another market, the Anti-Monopoly Office recently issued a decision that the Company had achieved a dominant position and abused that dominant position by: (1) failing to create a uniform system for customer complaints,
(2) increasing rates without providing subscribers a detailed basis for the price increases, and (3) changing the programming line-up without sufficient notice to subscribers. The Anti-Monopoly Office did not impose a fine in connection with its decision. The Company appealed both the finding of dominance and the finding that it acted improperly in its relations with subscribers. In a recent decision, the Anti-Monopoly Court agreed the Company's position and overturned the Anti-Monopoly Office's decision. The Anti-Monopoly Office is appealing the Anti-Monopoly Court's decision.

    In another market, the Anti-Monopoly Office recently issued a decision that the Company had achieved a dominant position and abused that dominant position by issuing an offer for the extended basic package in a certain form. The Anti-Monopoly Office imposed a fine of 26,700 zloty (the equivalent of $6,436). The Company appealed both the finding of dominance and finding that the form of its offer to subscribers was improper. The case is suspended pending the outcome of the Polish Supreme Court's ruling on the Anti-Monopoly Office's appeal in another case.

    In another market, the Anti-Monopoly Office issued a decision that the Company had achieved a dominant position and abused that dominant position by: increasing rates without providing subscribers a detailed basis for the price increases; and changing the programming offer. The Anti-Monopoly Office imposed a line of 50,000 zloty (the equivalent of $12,053). The Company is appealing both the finding of dominance and the finding that it acted improperly in its relations with subscribers.

POLAND'S EU MEMBERSHIP APPLICATIONS

    In 1994 Poland made an official application for membership of the European Union ("EU"). Negotiations on the terms of Poland's proposed admission to the commenced in the March 1998. Poland has announced 2003 as a target date for accession. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and EC competition law in their then current versions.

ITEM 2. PROPERTIES

    On December 31, 1999, the Company owned equipment used for its cable television business, including 99 head ends, and approximately 4,664 kilometers of cable plant. The Company has approximately 202 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 25,900 square meters (most of which is land adjacent to buildings). The areas leased by the Company range from approximately 10 square meters up to more than 2,660 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

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

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. (PCBV), subsidiary of the Company, filed a lawsuit against the Company, @Entertainment, Inc. and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

    The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of
1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between @Entertainment and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

    The amended complaint sets forth eight claims for relief based on allegations that the defendants, including @Entertainment and the Company, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV,
(2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders,
(3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including the Company, that allegedly compete with PCI and PCBV.

    The minority shareholders also seek damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company, although the amended complaint does not contain a separate claim for relief seeking that amount.

    The Company intends to defend the lawsuit vigorously. The Company has also conducted negotiations to purchase the minority shareholders' outstanding shares in PCBV. If the negotiations produce a sale by the minority shareholders of their shares in PCBV to the Company, the lawsuit would most likely be terminated. The Company is unable to predict the outcome of those negotiations.

    In the event that the lawsuit is not terminated, its status is as follows:
The time for the Company to respond to the amended complaint has not yet expired. Discovery has not yet commenced. At this early stage of the proceedings, the Company is unable to predict the probable outcome of the lawsuit or the Company's ultimate exposure in connection therewith.

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

GENERAL

    At March 26, 2000, the Company had authorized stock of 63,000 shares, of which (i) 27,000 shares are common stock, par value $0.01 per share ("Common Stock"), (ii) 4,000 shares are Series A Preferred Stock, par value of $1.00 per share ("Series A Preferred Stock"), (iii) 2,000 shares are Series C Preferred Stock, par value of $0.01 per share ("Series C Preferred Stock") and
(iv) 30,000 shares are Debenture Stock, par value $0.0001 ("Debenture Stock").

    At March 26, 2000 there were (i) 18,948 shares of Common Stock, (ii) 4,000 shares of Series A Preferred Stock, (iii) 2,000 shares of Series C Preferred Stock, and (iv) 14,000 shares of Debenture Stock issued, outstanding and fully paid.

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

    LIQUIDATION. Upon liquidation, dissolution or winding up of the Company, after payment in full of, or provision for the payment of, the debts and other liabilities of the Company and the Debenture Stock, the remaining assets available for distribution to shareholders will be distributed first to the holders of the Series A Preferred Stock, to the extent available, in an amount equal to $10,000 per share, but if the funds available therefor are insufficient, then to the holders of Series A Preferred Stock on a PRO RATA basis in accordance with the number of shares of Series A Preferred Stock held by each holder.

SERIES B PREFERRED STOCK

    Prior to August 6, 1999, @Entertainment held all of the issued and outstanding shares of the Company's Series B Preferred Stock. On August 6, 1999, @Entertainment consented to the cancellation of all of the issued and outstanding shares of the Company's Series B Preferred Stock. The accreted value of these shares was reclassified as paid-in capital. No shares of the Company's Series B Preferred Stock are authorized or available for reissuance.

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

    LIQUIDATION. Upon liquidation, dissolution or winding up of the affairs of the Company, after payment or provisions for the payment of the debts and other liabilities of the Company and the Debenture Stock, the assets then available for distribution to the shareholders will be distributed first to the holders of the Series A Preferred Stock, to the extent available, in an amount equal to $10,000 per share, second to the holders of the Series B Preferred Stock, to the extent available, in an amount equal to $10,000 per share, and third to the holders of the Series C Preferred Stock, to the extent available, in an amount equal to $10,000 per share, but if the funds available thereafter are insufficient, then to the holders of Series C Preferred Stock on a PRO RATA basis in accordance with the number of shares held by each holder of Series C Preferred Stock.

SERIES D PREFERRED STOCK

    All of the authorized shares of Series D Preferred Stock were redeemed on March 29, 1996 and no such shares are available for reissuance.

DEBENTURE STOCK

    DIVIDENDS. The holders of Debenture Stock are not entitled to receive dividends.

    VOTING RIGHTS. The holders of Debenture Stock are not entitled to vote on any matters submitted to the shareholders of the Company, except as otherwise required by applicable law.

    REDEMPTION. On December 31, 2003, the Company is required to redeem the Debenture Stock. The redemption price per share of Debenture Stock is $10,000 plus interest at 10% per annum compounded annually from November 3, 1999 to the date of redemption. From and after the close of business on the redemption date, unless there has been a default in the payment of the redemption price, all rights of holders of shares of Debenture Stock which shares have been redeemed cease and thereafter such shares will not be deemed to be outstanding for any purposes whatsoever. Any shares of Debenture Stock that have at any time been redeemed or repurchased by the Company will, after such redemption or repurchase, be cancelled by the Company and will not be available for reissuance.

    LIQUIDATION. Upon liquidation, dissolution or winding up of the affairs of the Company, after payment or provisions for the payment of the debts and other liabilities of the Company, the assets then available for distribution to the shareholders will be distributed first to the holders of the Debenture Stock, to the extent available, in an amount equal to $10,000 per share, but if the funds available thereafter are insufficient, then to the holders of Debenture Stock on a PRO RATA basis in accordance with the number of shares held by each holder of Debenture Stock.

    SECURITY. The Company has agreed to pledge PCBV Notes with an aggregate principal amount of $176,815,000 million to secure the redemption of the Debenture Stock. The holders of PCI Notes will be equally and ratably secured by the pledge.

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

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data of the Company for each of the periods in the five-years period ended December 31, 1999. The Company for the four years ended December 31, 1998 and the period from January 1, 1999 through August 5, 1999 prior to the Acquisition, is herein referred to as "Predecessor" and the Company from August 6, 1999 through December 31, 1999 after Acquisition is referred to as the "Successor". The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company and the notes thereto prepared in conformity with generally accepted accounting principles as applied in the United States, which have been audited by the Company's independent public accountants (the "Consolidated Financial Statements"). The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein:

                                                         PREDECESSOR
                                 ------------------------------------------------------------     SUCCESSOR
                                                                                 PERIOD FROM    --------------
                                                                                 JANUARY 1,     PERIOD FROM
                                                                                    1999        AUGUST 6, 1999
                                            YEAR ENDED DECEMBER 31,                THROUGH        THROUGH
                                 ---------------------------------------------    AUGUST 5,     DECEMBER 31,
                                  1995        1996        1997         1998         1999            1999
                                 --------   --------   ----------   ----------   ------------   --------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE
  DATA)
Cable television revenue.......  $18,557    $ 24,923   $   37,575   $   52,971    $   35,434      $   27,027
Operating expenses:
  Direct operating expenses....   (5,129)     (7,193)     (11,416)     (34,843)      (24,270)        (21,546)
  Selling, general and
    administrative
    expenses(1)................   (4,684)     (9,289)     (28,165)     (19,559)       (9,281)        (14,246)
  Depreciation and
    amortization...............   (5,199)     (9,788)     (16,231)     (21,635)      (13,819)        (18,158)
                                 -------    --------   ----------   ----------    ----------      ----------
    Operating (loss) income....    3,545      (1,347)     (18,237)     (23,066)      (11,936)        (26,923)
  Interest and investment
    income.....................      174       1,274        3,176        1,020           167             (11)
  Interest expense.............   (4,373)     (4,687)     (13,281)     (14,320)       (8,578)         (4,253)
  Foreign exchange loss........      (17)       (761)      (1,107)        (617)         (295)         (3,909)
  Non-operating expense........       --          --           --           --            --           1,977
                                 -------    --------   ----------   ----------    ----------      ----------
  Loss before income taxes,
    minority interest and
    extraordinary item.........     (671)     (5,521)     (29,449)     (36,983)      (20,642)        (33,119)
  Income tax (expense)
    benefit....................     (600)     (1,273)         975         (210)          (30)            (11)
  Minority interest............      (18)      1,890       (3,586)          --            --              --
                                 -------    --------   ----------   ----------    ----------      ----------
    Loss before extraordinary
      item.....................   (1,289)     (4,904)     (32,060)     (37,193)      (20,672)        (33,130)
  Extraordinary item--loss on
    early extinguishment of
    debt.......................       --      (1,713)          --           --            --              --
    Net loss...................   (1,289)     (6,617)     (32,060)     (37,193)      (20,672)        (33,130)
  Accretion of redeemable
    preferred stock............       --      (2,870)      (4,194)      (4,106)       (1,807)         (1,911)
  Preferred stock dividends....       --      (1,738)          --           --            --              --
  Excess of carrying value of
    preferred stock over
    consideration paid(2)......       --       3,549           --           --            --              --
                                 -------    --------   ----------   ----------    ----------      ----------
  Accrued Dividend on
    Mandatorily Redeemable
    Debenture Stock............       --          --           --           --            --      $   (2,333)
  Net loss applicable to
    holders of Common Stock....  $(1,289)   $ (7,676)  $  (36,254)  $  (41,299)   $  (22,479)     $  (37,374)
                                 =======    ========   ==========   ==========    ==========      ==========
  Basic and diluted net loss
    per common share...........  $(95.67)   $(435.72)  $(1,913.34)  $(2,179.60)   $(1,186.52)     $(1,972.45)
                                 -------    --------   ----------   ----------    ----------      ----------

                                                          PREDECESSOR
                                         ---------------------------------------------   SUCCESSOR
                                                                                         ----------
                                                      AS OF DECEMBER 31,                   AS OF
                                         ---------------------------------------------    DECEMBER
                                          1995        1996        1997         1998       31, 1999
                                         --------   --------   ----------   ----------   ----------
CONSOLIDATED BALANCE SHEETS DATA:
(IN THOUSANDS)
  Cash and cash equivalents............  $ 2,343    $ 68,483   $   25,750   $    2,574   $    3,374
  Property, plant and equipment, net...   52,320      84,833      109,090      136,868      129,610
  Total assets.........................   68,058     217,537      189,783      193,785      524,931
  Total notes payable..................   59,405     130,074      130,110      138,441       24,219
  Redeemable preferred stock...........       --      34,955       39,149       30,977       34,695
  Mandatorily Redeemable Debenture
    Stock..............................       --          --           --           --   $  142,333
  Total stockholder's
    equity/(deficiency)................      190      31,048        4,219      (13,561)     416,143

------------------------

(1) The year ended December 31, 1997 includes a non-cash compensation expense of $9,425,000 relating to the granting of certain management stock options. See "Management's Discussion and Analysis of Financial Condition and Results of Operations' and Note 14 to the Consolidated Financial Statements.

(2) Represents the amount paid to preferred stockholders in excess of or less than the carrying value of such shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At December 31, 1999, approximately 71.6% of the Company's subscribers received its basic package. For the year ended December 31, 1999, approximately 94.0% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 88.9% for the year ended
December 31, 1998.

    When the Company began operations in 1990, revenue from installation fees exceeded revenue from monthly subscription fees because of the significant number of new installations and the high amount of the installation fees relative to the small existing subscriber base. As the Company's subscriber base has grown, aggregate monthly subscription revenue has increased and installation fees, while currently increasing on an aggregate basis, have declined as a percentage of total revenue. The Company expects that installation fees will continue to constitute a declining portion of the Company's revenue.

    During 1998 and 1999, management completed or was in the process of completing several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 24 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates.

    The Company generated operating losses of $38.9 million for 1999, $
23.1 million for 1998 and $18.2 million for 1997 primarily due to the purchase of Wizja TV programming for $21.0 million and $13.4 million in 1999 and 1998, respectively, and the increased levels of acquisition and related costs. In addition, for the year ended December 31, 1997, the Company recorded a one time charge for non-cash compensation related to stock options of $9.4 million.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non-recurring items (e.g., compensation expense related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported EBITDA of negative $6.9 million for 1999, negative $1.4 million for 1998 and $7.4 million for 1997.

1999 COMPARED WITH 1998

    CABLE TELEVISION REVENUE. Revenue increased $9.5 million or 17.9% from $53.0 million in the year ended December 31, 1998 to $ 62.5 million in the year ended December 31, 1999. This increase was primarily attributable to a 6.0% increase in the number of basic and intermediate subscribers from approximately 738,000 at December 31, 1998 to approximately 783,000 at December 31, 1999, as well as an increase in monthly subscription rates. The Company introduced the Wizja TV programming package on its systems for basic subscribers on June 5, 1998, and after an initial free period, increased prices significantly in September 1998. Approximately 28.2% of the net increase in basic subscribers was the result of build-out of the Company's existing cable networks and the remainder was due to acquisitions.

    Revenue from monthly subscription fees represented 88.9% of cable television revenue for the year ended December 31, 1998 and 94.0% for the year ended December 31, 1999. During the year ended December 31, 1999, the Company generated approximately $2.1 million of additional premium subscription revenue as a result of providing the HBO Poland service pay movie channels to cable subscribers as compared to $3.1 million for the year ended December 31, 1998.

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$11.0 million or 31.6%, from $34.8 million for the year ended December 31, 1998 to $45.8 million for the year ended December 31, 1999, principally as a result of the purchase of the Wizja TV programming package from @Entertainment D-DTH and programming segment and higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 65.7% of revenues for the year ended December 31, 1998 to 73.3% of revenues for the year ended December 31, 1999. However, without considering the affiliate charge for Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 39.7% and 40.4% in the year ended December 31, 1999 and 1998, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.9 million or 19.9% from $19.6 million for the year ended December 31, 1998 to $23.5 million for the year ended
December 31, 1999, principally as a result of increase in sales and marketing expenses incurred in newly acquired networks in connection with the Company's pricing strategy, extensive country--wide fall marketing campaign and general growth of the business. Selling, general and administrative expenses increased from 36.9% of revenues for the year ended December 31, 1998 to 37.6% for the year ended December 31, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $10.4 million, or 48.1%, from $21.6 million for the year ended December 31, 1998 to $32.0 million for the year ended December 31, 1999 principally as a result of depreciation and amortization of additional goodwill pushed down as a result of @Entertainment's merger with UPC and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.8% for the year ended December 31, 1998 to 51.2% for the year ended December 31, 1999.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $23.1 million for the year ended December 31, 1998 and $38.9 million for the year ended December 31, 1999.

    INTEREST EXPENSE. Interest expense decreased $1.5 million, or 10.5%, from $14.3 million in 1998 to $12.8 million in 1999 as a result of repurchase of approximately 87% of the Company's 9 7/8% Senior Notes due 2003 (the "PCI Notes") on November 2, 1999 and pay back of $6.5 million of Amerbank loan on November 20, 1999.

    INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.8 million, or 80%, from $1.0 million in 1998 to $0.2 million in 1999, primarily due to the reduction in the level of cash available for investment in 1999.

    FOREIGN EXCHANGE LOSS, NET. Foreign exchange loss increased $3.6 million from $0.6 million in 1998 to $4.2 million in 1999, primarily due to unfavorable exchange rate fluctuations.

    NET LOSS. For 1998 and 1999, the Company had net losses of $37.2 million and $53.8 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $41.3 million in 1998 to $59.9 million in 1999 due to the current year accretion of redeemable preferred stock and accrued dividend on mandatorily redeemable debenture stock as well as the factors discussed above.

1998 COMPARED TO 1997

    CABLE TELEVISION REVENUE. Revenue increased $15.4 million or 41.0% from $37.6 million in 1997 to $53.0 million in 1998. This increase was primarily attributable to a 16.0% increase in the number of basic and intermediate subscribers from approximately 636,000 at December 31, 1997 to approximately 738,000 at December 31, 1998, as well as an increase in monthly subscription rates. The Company introduced the Wizja TV programming package on the Company's cable systems for basic subscribers on June 5, 1998, and after an initial free period, significantly increased prices in September 1998. Approximately 91.9% of the increase in basic subscribers was the result of expansion of the Company's existing cable networks and the remainder was due to acquisitions.

    Revenue from monthly subscription fees represented 85.2% of the Company's revenue for the year ended December 31, 1997 and 88.9% for the year ended December 31, 1998. Installation fee revenue for 1998 decreased by 66.7% compared to 1997, from $3.1 million to $1.0 million. During 1998, the Company generated approximately $3.1 million of additional premium channel subscription revenue as a result of providing the HBO Poland service and Canal + premium movie channels to cable subscribers as compared to $1.0 million for the year ended
December 31, 1997.

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$23.4 million, or 205.3%, from $11.4 million in 1997 to $34.8 million in 1998, principally as a result of higher programming expenses related to the newly introduced Wizja TV programming package from @Entertainment's D-DTH and programming segment, higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks which have not yet been integrated within the Company's networks and standards as well as the increased size of the Company's cable television system. The Company incurred $13.4 million in programming costs for the purchase of the Wizja TV programming package from an affiliate of the Company. Direct operating expenses increased from 30.4% of revenues for 1997 to 65.7% of revenues for 1998.

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

    OPERATING LOSS. Each of the factors contributed to an operating loss of $23.1 million for the year ended December 31, 1998 compared to an operating loss of $18.2 million for the year ended December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from @Entertainment, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due to 2003 ("PCI Notes"). The Company had positive cash flows from operating activities in 1998 of $14.3 million, primarily due to the increase of accounts payable and accrued expenses funds received from affiliates, and income tax refunds received in 1998. The Company had negative cash flows from operating activities of $15.5 million and $9.6 million for 1999 and 1997, respectively due to the Company's net loss.

    Since the acquisition of all of the outstanding stock of the Company's parent, @Entertainment, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Debenture Stock for $140 million to @Entertainment.

    Cash used for the purchase and expansion of the Company's cable television networks was $22.1 million, $42.6 million and $33.8 million in 1999, 1998 and 1997 respectively.

    During 1996, the Company also entered into an agreement with American Bank in Poland, S.A. ("AmerBank") which provides for a credit facility of approximately $6.5 million. Interest, based on LIBOR plus 3%, is due quarterly. All advances under the loan were drawn in June 1998 and repaid on November 20, 1999.

    On October 31, 1996, $130 million aggregate principal amount of the PCI Notes were sold by the Company to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. The PCI Notes were issued pursuant to an indenture.

    Pursuant to the indenture governing the PCI Notes (the "PCI Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments;
(iii) limitation on issuances and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates;

(v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control;
(viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) limitation on lines of business;
(xii) consolidations, mergers and sale of assets; and (xiii) provision of financial statements and reports. The Company is in compliance with these covenants.

    The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $176,815,000, $160,830,000 and $134,509,000 at December 31, 1999, 1998 and 1997, respectively.

    The indentures covering the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's PCI Notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of @Entertainment constituted a Change of Control. Accordingly, PCI made offers to repurchase (the "Offers") from the holders of the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    In accordance with the terms of the indentures governing the PCI Notes, the Company was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 5, 1999, the Company had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, the Company has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. UPC financed the repurchase of the PCI Notes.

    To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, PCI sold @Entertainment 14,000 shares of its Debenture Stock for a total of $140 million on an as-issued basis. The Debenture Stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% per annum from November 3, 1999 to the date of redemption, compounded annually. UPC funded @Entertainment's purchase of the Mandatorily Redeemable Debenture Stock. To secure its obligations under the Mandatorily Redeemable Debenture Stock, the Company will pledge to @Entertainment intercompany notes issued by PCBV in an aggregated principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge.

    The Company's cash on hand will be insufficient to satisfy all of its obligations related to its offer to repurchase its outstanding senior notes and to complete its current business plan. UPC and @Entertainment are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, @Entertainment, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment and @Entertainment's parent UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

YEAR 2000 COMPLIANCE

    The Company has not experienced any problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with its clients or vendors. The Company did not and does not anticipate incurring material expenses or experiencing any material operation disruptions as a result of any year 2000 problems.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    None.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

NEW ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for our first quarter 2001. We are currently assessing the effect of this new standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's long term debt is primarily subject to a fixed rate, and therefore variations in the interest rate do not have a material impact on net interest expense.

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

    International operations constitute 100% of the Company's 1999 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss for the year ended December 31, 1999 by approximately $671,000. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $671,000 decrease in the reported operating loss for the year ended December 31, 1999. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 20% in 1996, approximately 14.9% in 1997, approximately 11.8% in 1998 and approximately 7.3% in 1999. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty appreciated against the U.S. dollar by approximately 0.4% for the year ended December 31, 1998, respectively. However for the year ended December 31, 1999 the zloty has depreciated against the U.S. dollar by approximately 17.4%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors of Poland Communications, Inc.:

    We have audited the accompanying consolidated balance sheet of Poland Communications, Inc. and its subsidiaries as of December 31, 1999 and the related consolidated statements of operations, comprehensive loss, changes in stockholder's equity and cash flows for the period from January 1, 1999 to August 5, 1999 and the period from August 6, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Communications, Inc. and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the period from January 1, 1999 to August 5, 1999 and the period from August 6, 1999 to December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

                                      Arthur Andersen

Warsaw, Poland
March 29, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Poland Communications, Inc.:

    We have audited the accompanying consolidated balance sheet of Poland Communications, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity/(deficiency) and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Communications, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles in the United States of America.

                                          KPMG

Warsaw, Poland
March 29, 1999

                          POLAND COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                               SUCCESSOR     PREDECESSOR
                                                                (NOTE 2)       (NOTE 2)
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $  3,374       $  2,574
  Trade accounts receivable, net of allowances for doubtful
    accounts of $2,419 in 1999 and $1,095 in 1998 (note
    5)......................................................       6,156          2,770
  VAT recoverable...........................................       1,243            612
  Prepayments...............................................         890            560
  Other current assets......................................         298            190
                                                                --------       --------
    Total current assets....................................      11,961          6,706
                                                                --------       --------
  Property, plant and equipment (note 8):
    Cable television system assets..........................     123,845        175,053
    Construction in progress................................       6,382          1,665
    Vehicles................................................         741          2,096
    Other...................................................       6,120          6,183
                                                                --------       --------
                                                                 137,088        184,997
    Less accumulated depreciation...........................      (7,478)       (48,129)
                                                                --------       --------
        Net property, plant and equipment...................     129,610        136,868
Inventories for construction................................       5,373          8,851
Intangible assets, net (note 9).............................     377,846         34,481
Notes receivable from affiliates............................          --            449
Other assets................................................         141          6,430
                                                                --------       --------
        Total assets........................................    $524,931       $193,785
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

              LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) / EQUITY

                                                              SUCCESSOR    PREDECESSOR
                                                               (NOTE 2)     (NOTE 2)
                                                              ----------   -----------
                                                               DECEMBER     DECEMBER
                                                                 31,           31,
                                                                 1999         1998
                                                              ----------   -----------

                                                                   (IN THOUSANDS)
Current liabilities:
  Accounts payable and accrued expenses.....................   $ 23,438     $ 17,062
  Accrued interest..........................................        243        2,140
  Deferred revenue..........................................        759        1,207
  Current portion of notes payable (note 11)................         --        6,500
                                                               --------     --------
    Total current liabilities...............................     24,440       26,909

Long term liabilities:
  Due to affiliate..........................................     25,434       17,519
  Notes payable to parent...................................      7,763           --
  Notes payable, less current portion (note 11).............     16,456      131,941
                                                               --------     --------
    Total liabilities.......................................     74,093      176,369
                                                               --------     --------
Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)..........     34,695       30,977
Mandatorily Redeemable Debenture stock, 30,000 shares
  authorized; 14,000 shares issued and outstanding
  (including accrued dividend)..............................    142,333           --

Commitments and contingencies (note 16)

Stockholder's equity / (deficiency):
  Common stock, $.01 par value, 27,000 shares authorized;
    18,948 shares issued and outstanding....................          1            1
  Paid-in capital...........................................    342,315       78,380
  Accumulated other comprehensive (loss) / income...........    (35,376)         586
  Accumulated deficit.......................................    (33,130)     (92,528)
                                                               --------     --------
    Total stockholder's equity / (deficiency)...............    273,810      (13,561)
                                                               --------     --------
    Total liabilities and stockholder's equity /
      (deficiency)..........................................   $524,931     $193,785
                                                               --------     --------

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    PREDECESSOR (NOTE 2)
                                            SUCCESSOR      --------------------------------------
                                             (NOTE 2)      PERIOD FROM
                                          PERIOD FROM      JANUARY 1,
                                          AUGUST 6, 1999      1999
                                            THROUGH          THROUGH      YEAR ENDED DECEMBER 31,
                                          DECEMBER 31,      AUGUST 5,     -----------------------
                                              1999            1999           1998         1997
                                          --------------   ------------   ----------   ----------
                                                                       (IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
Revenues................................    $   27,027      $   35,434    $   52,971   $   37,575
Operating expenses:
  Direct operating expenses.............        21,546          24,270        34,843       11,416
  Selling, general and administrative
    expenses............................        14,246           9,281        19,559       28,165
  Depreciation and amortization.........        18,158          13,819        21,635       16,231
                                            ----------      ----------    ----------   ----------
Total operating expenses................        53,950          47,370        76,037       55,812
  Operating loss........................       (26,923)        (11,936)      (23,066)     (18,237)
Interest and investment (loss)/income,
  net...................................           (11)            167         1,020        3,176
Interest expense........................        (4,253)         (8,578)      (14,320)     (13,281)
Foreign exchange loss, net..............        (3,909)           (295)         (617)      (1,107)
Non-operating (expenses)/income, net....         1,977              --            --           --
                                            ----------      ----------    ----------   ----------
  Loss before income taxes and minority
    interest............................       (33,119)        (20,642)      (36,983)     (29,449)
Income tax (expense)/benefit (note
  10)...................................           (11)            (30)         (210)         975
Minority interest.......................            --              --            --       (3,586)
                                            ----------      ----------    ----------   ----------
  Net loss..............................       (33,130)        (20,672)      (37,193)     (32,060)
  Accretion of redeemable preferred
    stock (note 13).....................        (1,911)         (1,807)       (4,106)      (4,194)
  Accrued dividend on Mandatorily
    Redeemable Debenture stock..........        (2,333)             --            --           --
                                            ----------      ----------    ----------   ----------
Net loss applicable to holders of common
  stock.................................       (37,374)        (22,479)      (41,299)     (36,254)
                                            ==========      ==========    ==========   ==========
Basic and diluted net loss per common
  share (note 12).......................    $(1,972.45)     $(1,186.35)   $(2,179.60)  $(1,913.34)

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                     SUCCESSOR (NOTE
                                            2)                    PREDECESSOR (NOTE 2)
                                     ----------------   -----------------------------------------
                                     PERIOD FROM        PERIOD FROM
                                     AUGUST 6, 1999     JANUARY 1, 1999     YEAR ENDED DECEMBER
                                     THROUGH DECEMBER   THROUGH AUGUST              31,
                                         31,                 5,            ----------------------
                                         1999               1999             1998          1997
                                     ----------------   ----------------   --------      --------
                                                            (IN THOUSANDS)
Net loss...........................      $(33,130)          $(20,672)      $(37,193)     $(32,060)
Other comprehensive (loss) /
  income:
  Translation adjustment...........       (35,376)           (15,947)           586            --
                                         --------           --------       --------      --------
Comprehensive loss.................      $(68,506)          $(36,619)      $(36,607)     $(32,060)
                                         ========           ========       ========      ========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY / (DEFICIENCY)

                                                                                          ACCUMULATED
                                                          COMMON STOCK                       OTHER
                                                      --------------------    PAID IN    COMPREHENSIVE    ACCUMULATED
                                                       SHARES     AMOUNT      AMOUNT         INCOME         DEFICIT       TOTAL
                                                      --------   ---------   ---------   --------------   ------------   --------
Balance at January 1, 1997..........................   18,948          1        54,322           --          (23,275)      31,048
  Net loss..........................................       --         --            --           --          (32,060)     (32,060)
  Accretion of redeemable preferred stock...........                                                                           --
  (note 13).........................................       --         --        (4,194)          --               --       (4,194)
  Stock option compensation expense.................                                                                           --
  (note 15).........................................       --         --         9,425           --               --        9,425
                                                       ------    ---------   ---------      -------         --------     --------
Balance December 31, 1997...........................   18,948          1        59,553           --          (55,335)       4,219
  Net loss..........................................       --         --            --           --          (37,193)     (37,193)
  Cumulative Translation Adjustment.................       --         --            --          586               --          586
  Capital Contribution..............................       --         --        10,655           --               --       10,655
  Cancellation of Series B redeemable...............       --         --            --           --               --           --
  preferred stock...................................       --         --        12,278           --               --       12,278
  Accretion of redeemable preferred stock (note
    13).............................................       --         --        (4,106)          --               --       (4,106)
                                                       ------    ---------   ---------      -------         --------     --------
Balance December 31, 1998...........................   18,948          1        78,380          586          (92,528)     (13,561)
                                                       ------    ---------   ---------      -------         --------     --------
  Net loss for seven months of 1999.................       --         --            --           --          (20,672)     (20,672)
  Cumulative Translation Adjustment.................       --         --            --      (15,947)              --      (15,947)
  Capital Contribution..............................       --         --         6,000           --               --        6,000
Accretion of redeemable preferred stock.............       --         --            --           --               --           --
(note 13)...........................................       --         --        (1,807)          --               --       (1,807)
                                                       ------    ---------   ---------      -------         --------     --------
Balance August 5, 1999 (predecessor)................   18,948          1        82,573      (15,361)        (113,200)     (45,987)
                                                       ------    ---------   ---------      -------         --------     --------
  Purchase accounting...............................                           248,986       15,361          113,200      377,547
                                                       ------    ---------   ---------      -------         --------     --------
  Balance August 6, 1999 (successor)................   18,948          1       331,559           --               --      331,560
                                                       ------    ---------   ---------      -------         --------     --------
  Capital Contribution..............................       --         --        15,000           --               --       15,000
  Accretion of redeemable preferred stock (note
    13).............................................       --         --        (1,911)          --               --       (1,911)
  Accretion of redeemable debenture stock...........       --         --        (2,333)          --               --       (2,333)
  Net loss for five months of 1999..................       --         --            --           --          (33,130)     (33,130)
  Cumulative Translation Adjustment.................       --         --            --      (35,376)              --      (35,376)
                                                       ------    ---------   ---------      -------         --------     --------
Balance December 31, 1999 (successor)...............   18,948          1       342,315      (35,376)         (33,130)     273,810
                                                       ======    =========   =========      =======         ========     ========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  SUCCESSOR
                                                  (NOTE 2)                         PREDECESSOR (NOTE 2)
                                           -----------------------   ------------------------------------------------
                                           PERIOD FROM AUGUST,                                        YEAR ENDED
                                                1999                 PERIOD FROM JANUARY 1,          DECEMBER 31,
                                           THROUGH DECEMBER                1999                   -------------------
                                              31, 1999               THROUGH AUGUST 5, 1999         1998       1997
                                           -----------------------   --------------------------   --------   --------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net loss...............................         $(33,130)                   $(20,672)           $(37,193)  $(32,060)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
    Minority interest....................               --                          --                  --      3,586
    Depreciation and amortization........           18,158                      13,819              21,635     16,231
      Amortization of notes payable
        discount and issue cost..........              895                          --                 881      1,040
      Gain on sale of investment
        securities.......................               --                          --                  --       (358)
      Non-cash stock option compensation
        expense..........................               --                          --                  --      9,425
      Unrealized foreign exchange loss...            3,742                          --                  --         --
      Other..............................           (2,200)                         --                 496         --
    Changes in operating assets and
      liabilities:
      Accounts receivable................             (986)                     (2,400)               (650)       433
      Other current assets...............           (3,048)                      2,138               1,015       (101)
      Accounts payable...................            6,641                      (5,566)              6,289     (2,584)
      Accrued interest...................               --                         767                 (35)        --
      Amounts due to parent..............          (13,998)                     21,913              19,872     (2,626)
      Deferred revenue...................           (1,140)                        879                 (55)       155
      Accrued income taxes...............               --                          --               2,029     (2,707)
      Other..............................           (1,305)                         --                  --         --
                                                  --------                    --------            --------   --------
        Net cash provided by operating
          activities.....................          (26,371)                     10,878              14,284     (9,566)
                                                  --------                    --------            --------   --------
Cash flows from investing activities:
      Construction and purchase of
        property, plant and equipment....           (9,084)                    (13,025)            (42,639)   (33,786)
      Other investments..................               --                          --                  --     (1,144)
      Notes receivable from affiliate....               --                         449               6,023      1,800
      Proceeds from maturity of
        investment securities............               --                          --                  --     25,473
      Purchase of intangibles............             (308)                     (1,036)                 --         --
      Purchase of subsidiaries, net of
        cash received....................             (954)                     (6,860)            (17,601)   (18,041)
                                                  --------                    --------            --------   --------
        Net cash used in investing
          activities.....................          (10,346)                    (20,472)            (54,217)   (25,698)
                                                  --------                    --------            --------   --------
Cash flows from financing activities:
      Proceeds from notes payable........               50                       7,713               6,500         --
      Repayment of notes payable.........         (122,959)                       (445)               (398)      (720)
      Proceeds from issuance of
        Mandatorily Redeemable Debenture
        stock............................          140,000                          --                  --         --
      Costs to obtain loans..............               --                          --                  --     (1,749)
      Capital contribution...............           16,907                       6,000              10,655         --
                                                  --------                    --------            --------   --------
        Net cash provided by financing
          activities.....................           33,998                      13,268              16,757     (2,469)
                                                  --------                    --------            --------   --------
        Net (decrease)/increase in cash
          and cash equivalents...........           (2,719)                      3,674             (23,176)   (37,733)
Effect of exchange rates on cash.........             (155)                         --                  --         --
Cash and cash equivalents at beginning of
  period.................................            6,248                       2,574              25,750     63,483
                                                  --------                    --------            --------   --------
Cash and cash equivalents at end of
  period.................................         $  3,374                    $  6,248            $  2,574   $ 25,750
                                                  ========                    ========            ========   ========
Supplemental cash flow information:
      Cash paid for interest.............         $  6,270                    $  7,304            $ 13,014   $ 12,873
                                                  ========                    ========            ========   ========
      Cash paid for income taxes.........         $     37                    $     47            $    589   $  1,732
                                                  ========                    ========            ========   ========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

1. REPORTING ENTITY

    Poland Communications, Inc. ("PCI"), is a New York corporation and was founded in 1990 by David T. Chase, a Polish-born investor. PCI is a wholly-owned subsidiary of @Entertainment, Inc. ("@ Entertainment"), a Delaware corporation which is wholly-owned subsidiary of United Pan-Europe Communications N.V. ("UPC"). PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. PCI and PCBV are holding companies that hold controlling interests in a number of Polish cable television companies, collectively referred to as the "PTK Companies". All significant assets and operating activities of PCI and subsidiaries (the "Company") are located in Poland.

    The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999", respectively.

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

    The PCBV Stockholders' Agreement also includes covenants against competition that limit the ability of each PCBV stockholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such PCBV stockholder ceases to be a PCBV stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the PCBV Stockholders' Agreement, the minority stockholders have a claim against 7.7% of the profits and equity of such entities and, under a supplemental agreement, PCI has agreed to share the profits of these entities with the minority stockholders on a pro rata basis. On or about July 8, 1999 certain minority shareholders of PCBV filed a lawsuit against the Company and @Entertainment, Inc. and certain other parties, (see note 16).

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, @Entertainment entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of @Entertainment in an all cash transaction valuing @Entertainment's shares of common stock at $19.00 per share.

    The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of @Entertainment's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of @Entertainment's outstanding shares of common stock (the "Acquisition"). In addition UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of @Entertainment and acquired all of the outstanding warrants and stock options.

    Also on August 6, 1999, Bison was merged with and into @Entertainment with @Entertainment continuing as the surviving corporation (the "Merger"). Accordingly, @Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. PCI prior to the Acquisition, is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor".

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @Entertainment restated some of its assets and liabilities at August 5, 1999. At this date the Notes of @Entertainment and the Company were restated to reflect the market value and as a result were increased by $61.9 million, deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time @Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transaction. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to @Entertainment establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $412.0 million of goodwill.

    The following pro forma condensed consolidated results for seven months of 1999, and years ended December 31, 1998 and 1997 give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. Additionally, interest expense related to the deferred financing costs was removed for

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER (CONTINUED) each of the periods presented. There was no tax effect from these adjustments because of the significant net operating losses.

                                     FIVE
                                    MONTHS          SEVEN MONTHS              YEAR ENDED               YEAR ENDED
                                   OF 1999            OF 1999             DECEMBER 31, 1998        DECEMBER 31, 1997
                                  ----------   ----------------------   ----------------------   ----------------------
                                  HISTORICAL   PRO FORMA   HISTORICAL   PRO FORMA   HISTORICAL   PRO FORMA   HISTORICAL
                                  ----------   ---------   ----------   ---------   ----------   ---------   ----------
Service and other revenue.......   $ 27,027    $ 35,434     $ 35,434    $ 52,971     $ 52,971    $ 37,575     $ 37,575
                                   ========    ========     ========    ========     ========    ========     ========
Net loss........................   $(33,130)   $(34,794)    $(20,672)   $(61,761)    $(37,193)   $(56,628)    $(32,060)
                                   ========    ========     ========    ========     ========    ========     ========

3.  FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. As of December 31, 1999, the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through integral growth and through acquisitions; and
(iii) control its management of subscribers by using advanced integrated management information systems. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment and its parent UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

3.  FINANCIAL POSITION AND BASIS OF ACCOUNTING (CONTINUED)
Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. The managmement of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

    The Company maintains its books of accounts in Poland in accordance with local accounting standards. These financial statements include certain adjustments not reflected in the Company's statutory books, to present these statements in accordance with U.S. GAAP.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable.

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
TAXATION

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

U.S. TAXATION

    PCI is subject to U.S. Federal taxation of its worldwide income. The Polish corporations are not engaged in a trade or business within the U.S. or do not derive income from U.S. sources and accordingly, are not subject to U.S. income tax.

FOREIGN TAXATION

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

    Effective January 1998, the Company adopted EITF 92-8--"Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary." the Company's functional currency bases exceeded the local currency tax bases of nonmonetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of interest cost". During five months of 1999, seven months of 1999 and years ended December 31, 1998, and 1997, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets..............................    10 years
Set-top boxes...............................................     5 years
Vehicles....................................................     5 years
Other property, plant and equipment.........................  5-10 years

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable television systems. Cost of inventory includes purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

    Prior to the merger, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the Merger Date, the Company revalued all its goodwill, including amounts related to non-compete agreements, that related to transactions completed prior to the Merger. The goodwill, that was pushed down to the Company is amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

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

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized over the life of the loan using the effective interest method. Such costs were written off in 1999 at the Merger as part of the purchase accounting adjustment.

INVESTMENT IN AFFILIATED COMPANIES

    Investments in affiliated companies are accounted for using the equity method. Where the purchase price exceeds the fair value of the Company's percentage of net assets acquired, the difference is amortized over the expected period to be benefited as a charge to equity in profits of affiliated companies. Where the expected period to be benefited is limited by licensing agreements, the difference is amortized over the term of the licensing agreement.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MINORITY INTEREST

    Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

STOCK--BASED COMPENSATION

    The Company has adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which gives companies the option to adopt the fair value based method for expense recognition of employee stock options and other stock-based awards or to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", with pro forma disclosure of net loss and loss per share as if the fair value method had been applied. The Company has elected to apply APB Opinion No. 25 and related interpretations for stock options and other stock-based awards.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at the rates of exchange at the consolidated balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency bases for nonmonetary items in accordance with guidelines established within EITF Issue 92-4, "ACCOUNTING FOR A CHANGE IN FUNCTIONAL CURRENCY WHEN AN ECONOMY CEASES TO BE CONSIDERED HIGHLY INFLATIONARY." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases exceeded the local currency tax bases of nonmonetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences.

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    At December 31, 1999 and 1998, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 1999 and 1998, the carrying value of the redeemable preferred stock has been determined based upon the amount of future cash flows discounted using the Company's estimated borrowing rate for similar instruments. It was not practicable to estimate the fair value of the redeemable preferred stock due to the fact that the instruments are wholly owned by the Company's parent.

    At December 31, 1999 and 1998 the fair value of the Company's notes payable balance approximated $14,837,000 and $119,314,000, respectively based on the last trading price of the notes in 1999 and 1998. It was not practical to estimate the fair value of due to affiliate and notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments. At the date of the Merger PCI Notes were restated to their fair market value at this date. The resulting $1.6 million increase was recorded in the pushed-down purchased accounting entries.

IMPAIRMENT OF LONG--LIVED ASSETS

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred.

RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the presentation contained in the 1999 periods.

NEW ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for our first quarter 2001. We are currently assessing the effect of this new standard.

5. VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE
                                                      AT THE     ADDITIONS                    BALANCE
                                                     BEGINNING    CHARGED      AMOUNTS     AT THE END OF
                                                     OF PERIOD    EXPENSE    WRITTEN OFF      PERIOD
                                                     ---------   ---------   -----------   -------------
                                                                       (IN THOUSANDS)
1997                         Allowance for Doubtful
                             Accounts                 $  545      $  494        $  273        $  766
1998                         Allowance for Doubtful
                             Accounts                 $  766      $1,383        $1,054        $1,095
Seven months of 1999         Allowance for Doubtful
                             Accounts                 $1,095      $  740        $  223        $1,612
Five months of 1999          Allowance for Doubtful
                             Accounts                 $1,612      $1,660        $  853        $2,419

6. ACQUISITIONS

    During 1999, the Company made several acquisitions of which details follow. In each case, the acquisition was accounted for using the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their proportionate share of fair values on the date of acquisition and any excess to goodwill. The results of operations of each of the business acquired are included in the Company's consolidated financial statements since the date of acquisition. In each case the goodwill life was 10 years. However, as discussed in Note 4, the revalued goodwill resulting from the Merger is being amortized over 15 years.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

6. ACQUISITIONS (CONTINUED)
    On March 31, 1999, a subsidiary of the Company purchased certain cable television system assets for an aggregate consideration of approximately $509,000. The acquisition was accounted for using the purchase method, whereby the purchase price was allocated among the fixed assets acquired based on their fair value on the date of acquisition and any excess to goodwill. The purchase price exceeded fair value of the assets acquired by approximately $108,000.

    On July 9, 1999, the Company entered into an agreement to acquire 100% of a cable television system for total consideration of approximately $7,500,000. The consummation of this transaction is subject to Polish Ministry of Telecommunications approval. The acquisition has been accounted for under the purchase method where the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisition did not have a material effect on the Company's results of operations in 1999. The purchase price exceeded fair value of the assets acquired by approximately $5,336,000.

    On July 26, 1999, the Company entered into an agreement to purchase all of the assets and subscriber lists of a cable television system for total consideration of approximately $2,800,000. The purchase was accounted for under the purchase method where the purchase price was allocated to the underlying assets based upon their estimated fair values and the excess to goodwill. The purchase price did not materially exceeded the value of the assets acquired.

    Had these acquisitions occurred on January 1, 1998, the Company's pro-forma consolidated results for the years ended December 31, 1999 and 1998 would not be materially different from those presented in the Consolidated Statements of Operations.

    In February 1998, the Company acquired substantially all of the asets and liabilities of a cable television business for aggregate consideration of approximately $1,574,000. The purchase price exceeded the fair value of the net liabilities acquired by approximately $2,041,000. In association with this acquisition, the Company assumed a $2,150,000 loan from Bank Rozwoju Exportu S.A. (See Note 11).

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

6. ACQUISITIONS (CONTINUED)
    Effective January 1, 1997, the Company acquired the remaining 51% of a subsidiary company for aggregate consideration of approximately $9,927,000. The acquisition was accounted for as a purchase with the purchase price allocated among the assets acquired and liabilities assumed based upon the fair values at the date of acquisition and any excess as goodwill. The purchase price exceeded the fair value of the net assets acquired by approximately $5,556,000.

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

    During 1997 the Company and its subsidiaries acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $3,200,000. The acquisitions were accounted for as a purchase with the purchase price allocated among the fixed assets acquired based upon their fair values at the dates of acquisition and any excess to goodwill. The purchase prices exceeded the fair value of the assets acquired by approximately $548,000.

7. DIVESTITURE OF SUBSIDIARY

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

8. PROPERTY, PLANT AND EQUIPMENT

    As part of the accounting for the Merger, the Company recorded its fixed asset fair values and re-set accumulated depreciation to zero. The following pro forma consolidated tangible fixed assets balances for the year ended
December 31, 1999 and 1998 give effect of the Acquisition of @Entertainment as it had occurred on December 31, 1998.


                                                                   PRO FORMA
                                                      DECEMBER     DECEMBER
                                                        31,          31,
                                                        1999         1998
                                                      ----------   ----------
                                                          (IN THOUSANDS)
Property, plant and equipment:
  Cable television systems assets...................   123,845      129,625
  Construction in progress..........................     6,382        1,665
  Vehicles..........................................       741        1,268
  Other.............................................     6,120        4,310
                                                       -------      -------
                                                       137,088      136,868
  Less accumulated depreciation.....................    (7,478)          --
                                                       -------      -------
    Net property, plant and equipment...............   129,610      136,868

    The Company incurred depreciation charges for property, plant and equipment of $7,211,000, $10,192,000, $16,005,000 and $14,428,000 for the five months of
1999, seven months of 1999 and for years ended December 31, 1998 and 1997, respectively.

9. INTANGIBLE ASSETS

    Intangible assets consist of the following:


                                                      SUCCESSOR    PREDECESSOR
                                                      ----------   ----------
                                                      DECEMBER     DECEMBER
                                                         31,         31,
                                                        1999         1998
                                                      ----------   ----------
                                                          (IN THOUSANDS)
Conduit, franchise agreements and other.............   $  4,334     $ 6,745
Goodwill............................................    384,459      17,527
Non-compete agreements..............................         --      19,006
                                                       --------     -------
                                                        388,793      43,278
Less accumulated amortization.......................    (10,947)     (8,797)
                                                       --------     -------
Net intangible assets...............................   $377,846     $34,481
                                                       ========     =======

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment and the Company. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @ Entertainment restated some of its assets and liabilities at August 5, 1999. At this date the Notes of @ Entertainment and the Company were restated by $61.9 million and deferred financing costs of $16.1 million and deferred revenue of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time @ Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

9. INTANGIBLE ASSETS (CONTINUED)
As a result of the above considerations, UPC recognized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to @ Entertainment establishing a new basis of accounting as of the acquisition date. @ Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $412.0 million of goodwill. The Company incurred amortization charges for intangible assets of $10,947,000, $3,627,000, $5,630,000 and $1,803,000 for five and seven months of 1999 and years ended December 31, 1998 and 1997, respectively.

10. INCOME TAXES

    Income tax (expense)/benefit consists of:

                                                     CURRENT    DEFERRED    TOTAL
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Five months of 1999
  U.S. Federal.....................................   $   --     $   --     $   --
  State and local..................................       --         --         --
  Foreign..........................................      (11)        --        (11)
                                                      ------     ------     ------
                                                      $  (11)    $   --     $  (11)
                                                      ======     ======     ======
Seven months of 1999
  U.S. Federal.....................................   $   --     $   --     $   --
  State and local..................................       --         --         --
  Foreign..........................................      (30)        --        (30)
                                                      ------     ------     ------
                                                         (30)        --        (30)
                                                      ======     ======     ======
Year ended December 31, 1998:
  U.S. Federal.....................................   $   --     $   --     $   --
  State and local..................................       --         --         --
  Foreign..........................................     (210)        --       (210)
                                                      ------     ------     ------
                                                      $ (210)    $   --     $ (210)
                                                      ======     ======     ======
Year ended December 31, 1997:
  U.S. Federal.....................................   $1,438     $   --     $1,438
  State and local..................................       --         --         --
  Foreign..........................................     (463)        --       (463)
                                                      ------     ------     ------
                                                      $  975     $   --     $  975
                                                      ======     ======     ======

    Sources of loss before income taxes and minority interest are as follows:

                                                                YEAR ENDED
                                    FIVE         SEVEN         DECEMBER 31,
                                   MONTHS       MONTHS      -------------------
                                   OF 1999      OF 1999       1998       1997
                                  ----------   ----------   --------   --------
                                                              (IN THOUSANDS)
Domestic loss...................     (3,318)      (3,895)   $ (6,138)  $ (9,913)
Foreign loss....................    (29,801)     (16,747)    (30,845)   (19,536)
                                   --------     --------    --------   --------
                                    (33,119)     (20,642)   $(36,983)  $(29,449)
                                   ========     ========    ========   ========

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

10. INCOME TAXES (CONTINUED)
    Income tax (expense)/benefit was $(11,000), $(30,000), $(210,000) and
$975,000 for the five months of 1999, seven months of 1999 and for the year ended December 31, 1998 and 1997, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                 FIVE MONTHS    SEVEN MONTHS   -------------------
                                   OF 1999        OF 1999        1998       1997
                                 ------------   ------------   --------   --------
                                                                 (IN THOUSANDS)
Computed "expected" tax
  benefit......................     11,260           7,018     $ 12,574   $10,013
Non-deductible expenses........     (2,326)         (1,473)       2,911       962
Change in valuation
  allowance....................     (6,263)         (3,903)      (4,358)   (8,748)
Adjustment for adoption of
  EITF 92-8....................         --              --      (11,311)       --
Adjustment to deferred tax
  asset for enacted changes in
  tax rates....................     (2,682)         (1,672)        (695)     (789)
Foreign tax rate differences...         --              --          606      (463)
Other..........................         --              --           63        --
                                   -------         -------     --------   -------
                                       (11)            (30)    $   (210)  $   975
                                   =======         =======     ========   =======

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Foreign net operating loss carryforward................  $13,163    $ 13,883
  Domestic net operating loss carry forward..............       --       1,842
  Interest income........................................    2,793       2,650
  Service revenue........................................    2,351       2,101
  Accrued liabilities....................................      748       3,608
  Deferred costs.........................................       --          --
  Bad debt...............................................      726          --
  Deferred revenue.......................................      228          --
  Accrued interest.......................................       84          --
  Unrealized foreign exchange losses.....................   17,403       9,066
  Other..................................................       --          --
                                                           -------    --------
Total gross deferred tax assets..........................   37,496      33,150
Less valuation allowance.................................  (31,882)    (21,715)
                                                           -------    --------
Net deferred tax assets..................................    5,614    $ 11,435
                                                           =======    ========

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

10. INCOME TAXES (CONTINUED)

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Deferred tax liabilities:
  Excess of book value over tax basis of fixed assets
    resulting from conversion from hyperinflation........  $(5,614)   $(11,311)
  Other..................................................       --    $   (124)
                                                           -------    --------
  Total gross deferred tax liabilities...................  $(5,614)   $(11,435)
                                                           -------    --------
  Net deferred tax liability.............................  $    --    $     --
                                                           =======    ========

    The net increase in the valuation allowance for five months of 1999, seven months of 1999 and for the years ended December 31, 1998 and 1997 was $6,263,000, $3,903,000, $4,358,000 and $8,748,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be reported in the consolidated statement of operations.

    As each of the Polish subsidiaries and Netherland subsidiary of the Company are not subject to group taxation, the deferred tax assets and liabilities in the individual companies must be evaluated on a stand-alone basis. The reported foreign net operating losses are presented on an aggregate basis and are not necessarily indicative of the actual losses available to the individual companies. As a result, some of the foreign entities may have no losses or other deferred tax assets available to them individually.

    Prior to 1999, foreign tax loss carryforwards can be offset against the PTK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. Starting from 1999 foreign loss carryforwards can be offset against PTK Companies' taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. For losses incurred in the U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in the U.S. from 1998, loss carry forwards can be applied against taxable income two years retroactively and twenty years into the future.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

10. INCOME TAXES (CONTINUED)

    At December 31, 1999, the Company has foreign net operating loss carryforwards of approximately $51,523,000, which expire as follows:

YEAR ENDED DECEMBER 31                                        (IN THOUSAND)
----------------------                                        -------------
2000........................................................     $11,890
2001........................................................       9,615
2002........................................................          --
2003........................................................      15,009
2004........................................................      15,009
                                                                 -------
                                                                 $51,523

11. NOTES PAYABLE

    Notes payable consist of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
PCI Notes, net of discount...............................   14,899     129,627
American Bank in Poland S.A. ("AmerBank") revolving
  credit loan............................................       --       6,500
Bank Rozwoju Exportu S.A. Deutsche--Mark facility........    1,286       1,912
Other....................................................      271         402
                                                           -------    --------
Total notes payable......................................  $16,456    $138,441
                                                           -------    --------

PCI NOTES

    On October 31, 1996, PCI sold $130,000,000 aggregate principal amount of Senior Notes ("PCI Notes") to an initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. In June 1997, substantially all of the outstanding PCI Notes were exchanged for an equal aggregate principal amount of publicly-registered PCI Notes.

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 1999 and 1998, the Company accrued interest expense of $243,000 and $2,140,000, respectively. Prior to November 1, 1999, PCI may redeem up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

11. NOTES PAYABLE (CONTINUED)
outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $176,815,000, $160,830,000 and $134,509,000 at December 31, 1999, 1998 and 1997, respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries;
(vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries;
(xi) limitation on lines of business; and (xii) provision of financial statements and reports. As of December 31, 1999, the Company was in compliance with such covenants.

    Pursuant to the terms of the indentures covering the PCI Notes (as defined hereinafter), which provided that, following a Change of Control (as defined therein), each holder PCI Notes had the right, at such holder's option, to require the Company to offer to repurchase all or a portion of such holder's PCI Notes at the Repurchase Price. PCI made offer to repurchase (the "Offers") from the holders of the Notes PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes").The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    The Company was required to offer to repurchase the PCI Notes at their purchase price of $1,010 per $1,000 principal amount of the PCI Notes, which is 101% per $1,000 principal amount of the PCI. As of August 6, 1999, the Company had $130,000,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to its repurchase offer, the Company has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. The repurchase was funded by the sale of 14,000 shares of the Company's Debenture Stock to @Entertainment for $140 million. See Note 14.

    In December 1999 the Company repurchased an additional $2,000,000 aggregate principal amount of PCI notes for an aggregate price of $2,040,024.

AMERICAN BANK IN POLAND S.A. REVOLVING CREDIT LOAN

    The revolving credit loan allowing the Company to borrow up to a maximum principal amount of $6,500,000 on or before December 31, 1998, was fully drawn as of December 31, 1998. The facility bears interest at LIBOR plus 3.0% (8.0% as at December 31, 1998), was repaid in full on November 20, 1999, and was secured by promissory notes en blanc from certain of the Company's subsidiaries, and pledges of the shares of certain of the Company's subsidiaries.

BANK ROZWOJU EKSPORTU S.A. DEUTCHE-MARK FACILITY

    The Deutsche-Mark facility represents a credit facility of DM 3,948,615 of which approximately DM 2,503,000 was outstanding at December 31, 1999. The facility bears interest at LIBOR plus 2.0% (5.5% as at December 31, 1999), is repayable in full on December 27, 2002, and is ultimately secured by a pledge of the common shares of one of the Company's subsidiaries.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

11. NOTES PAYABLE (CONTINUED)
    Interest expense relating to notes payable was in the aggregate approximately $4,253,000 for five months of 1999, $8,578,000 for seven months of 1999, $14,320,000 and $13,281,000 for the years ended December 31, 1998 and
1997, respectively.

12. PER SHARE INFORMATION

    Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The effect of potential common shares (stock options and warrants outstanding) is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                       SUCCESSOR                     PREDECESSOR
                                            --------------------------------   -----------------------
                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                            FIVE MONTHS OF   SEVEN MONTHS OF   -----------------------
                                                 1999             1999            1998         1997
                                            --------------   ---------------   ----------   ----------
Net loss attributable to common
  stockholders (in thousands).............    $  (37,374)      $  (22,479)     $  (41,299)  $  (36,254)
                                              ----------       ----------      ----------   ----------
Weighted average number of common shares
  outstanding.............................        18,948           18,948          18,948       18,948
                                              ----------       ----------      ----------   ----------
Basic weighted average number of common
  shares outstanding......................        18,948           18,948          18,948       18,948
                                              ==========       ==========      ==========   ==========
Loss per share-basic and diluted..........    $(1,972.45)      $(1,186.35)      (2,179.60)   (1,913.34)

13. REDEEMABLE PREFERRED STOCK

    The series A, series B and series C preferred stock have a mandatory redemption date of October 31, 2004. At the option of the Company, the series A, series B and series C preferred stock may be redeemed at any time in whole or in part. The redemption price per share of the series A, series B and series C preferred stock is $10,000.

    The preferred stock has been recorded at its mandatory redemption value on October 31, 2004 discounted at 12% to December 31, 1998. The Company periodically accretes from paid-in capital an amount that will provide for the redemption value at October 31, 2004. On August 6, 1999, the Company's parent, @Entertainment, Inc., consented to the cancellation of its 2,500 Series B redeemable preference shares. The accreted value of those shares at that time, approximately $12,278,000 was reclassified to paid-in capital. The total amount recorded for accretion for five months of 1999, seven months of 1999 and for the years ended December 31, 1998 and 1997 was $1,911,000, $1,807,000, $4,106,000
and $4,194,000, respectively.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

14. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

DUE TO PARENT

    Amounts due to parent primarily represent advances and payments made on behalf of the Company by its parent @Entertainment.

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

PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to those services of $0, $295,927 and $4,355,000, for five months of 1999, seven months of 1999 and for the year ended December 31, 1998, respectively. The Company did not incur any costs from this affiliate prior to 1998. Included in accounts payable at December 31, 1999, 1998 is $0, $1,114,000, respectively due to this affiliate.

PROGRAMMING

    Affiliates of the Company provide programming to PCI and its subsidiaries. The Company incurred programming fees from these affiliates of $9,931,061, $13,337,901, $12,831,000, $559,000, for five months of 1999, seven months of
1999 and for the years ended December 31, 1998 and 1997, respectively.

MANDATORILY REDEEMABLE DEBENTURE STOCK

    To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, the Company sold @Entertainment 14,000 shares of its Mandatorily Redeemable Debenture stock ("Debenture Stock") for a total of $140 million on an as-issued basis. The debenture stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% per annum from November 3, 1999 to the date of redemption, compounded annually. For five months of 1999 the Company accrued dividend of $2,333,000 on Debenture Stock. UPC funded @Entertainment's purchase of the debenture stock. The Company will pledge notes payable from PCBV to the Company in the amount of $176,815,000 to secure the payment of the redemption amount of the debenture stock. The PCI Noteholders will be equally and ratably secured by this lien.

15. STOCK OPTION PLAN

    On June 22, 1997, the Company's parent adopted a stock option plan (the "1997 Plan") pursuant to which @Entertainment's Board of Directors may grant stock options to officers, key employees and

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

15. STOCK OPTION PLAN (CONTINUED)
consultants of the Company. The 1997 Plan authorizes grants of options to purchase up to 4,436,000 shares, subject to adjustment in accordance with the 1997 Plan.

    The Company recognized approximately $9,425,000 of non-cash compensation expense included in selling, general, and admistrative expenses during 1997 related to stock options representing a portion of difference between the exercise prices of the options and their fair market value on the date of grant.

    Stock options are granted with an exercise price that must be at least equal to the stock's fair market value at the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of @Entertainment, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of an incentive stock option must not exceed five years. The term of all other options granted under the 1997 Plan may not exceed ten years. Options become exercisable at such times as determined by @Entertainment Board of Directors and as set forth in the individual stock option agreements. Generally, all stock options vest ratably over 2 to 5 years commencing one year after the date of grant.

    During 1998, there were 250,000 stock options granted to employees of PCI at an exercise price of $12.00 per share and a remaining contractual life of
9.2 years. Of this amount, 125,000 options are exercisable as of December 31, 1998. No options were exercised or forfeited during 1998.

    During 1999, there were 375,000 stock options granted to PCI employees at an exercise price of $14.30 per share and a remaining contractual life of three years. During 1999, 478,750 stock options of PCI employees were forfeited. All other stock options were cancelled and paid in cash in full in connection with the Merger.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                       FIVE MONTHS   SEVEN MONTHS OF
                                                         OF 1999          1999           1998
                                                       -----------   ---------------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss--as reported................................     (33,130)        (20,672)       (37,193)
Net loss--pro forma..................................          --         (21,101)       (37,965)
Basic and diluted net loss per share--as reported....  $(1,748.47)     $(1,090.99)     (2,179.60)
Basic and diluted loss per share--pro forma..........          --      $(1,113.63)     (2,220.34)

16. COMMITMENTS AND CONTINGENCIES

LEASES

    Total rental expense associated with the operating leases mentioned below for five months of 1999, seven months of 1999 and for the years ended December 31, 1998 and 1997 was $969,469, $692,478, $2,446,000 and $1,423,000,
respectively, related to these leases.

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to Note 17 for further detail.

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2000 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $255,800 as of December 31, 1999.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 1999, the Company had an aggregate minimum commitment in relation to these agreements of approximately $30,893,000 over the next seven years, approximating $10,279,000 in 2000, $5,536,000 in 2001,
$4,872,000 in 2002, $5,078,000 in 2003 and $5,128,000 in 2004 and thereafter.

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

    Two of the Company's cable television subsidiaries and four other unrelated Polish cable operators and HBO Polska Sp. z o.o., have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., a subsidiary of Canal+. The primary defendant in the proceedings is HBO Polska Sp. z o.o. which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Radio and Television Act of 1992, as amended, and thereby undertaking an

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

16. COMMITMENTS AND CONTINGENCIES (CONTINUED) activity constituting an act of unfair competition. The Company does not believe that the final disposition of the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of December 31, 1999 the Company's Polish subsidiaries have no profit available for distribution as dividends.

PCBV MINORITY STOCKHOLDER'S CLAIM

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of PCBV, filed a lawsuit against PCI and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

    The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of
1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between @Entertainment and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

    The amended complaint sets forth eight claims for relief based on allegations that the defendants, including @Entertainment and the Company, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV,
(2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders,
(3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including the Company, that allegedly compete with PCI and PCBV.

    The minority shareholders also seek damages in the amount of 1.7 percent of the payment made by UPC for the shares of @Entertainment, although the amended complaint does not contain a separate claim for relief seeking that amount.

    The Company intends to defend the lawsuit vigorously. The Company has also conducted negotiations to purchase the minority shareholders' outstanding shares in PCBV. If the negotiations produce a sale by

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

16. COMMITMENTS AND CONTINGENCIES (CONTINUED) the minority shareholders of their shares in PCBV to the Company, the lawsuit would most likely be terminated. The Company is unable to predict the outcome of those negotiations.

    In the event that the lawsuit is not terminated, its status is as follows:
The time for the Company to respond to the amended complaint has not yet expired. Discovery has not yet commenced. At this early stage of the proceedings, the Company is unable to predict the probable outcome of the lawsuit or the Company's ultimate exposure in connection therewith.

    In addition to the Ohio lawsuit, the other minority shareholders of PCBV (representing an additional 6% of PCBV) have asserted similar claims for compensation, but have not filed suit.

17. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUIT

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 1998, approximately 81% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. The Company expects to renew these leases on or before the expiration dates.

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

YEAR 2000

    The Company has not experienced any problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with its clients or vendors. The Company did not and does not anticipate increasing material expenses or experiencing any material operation disruptions as a result of any year 2000 problems.

CREDITWORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 1999, 1998 or 1997. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors of Poland Cablevision (Netherlands) B.V.:

    We have audited the accompanying consolidated balance sheet of Poland Cablevision (Netherlands) B.V. and its subsidiaries as of December 31, 1999 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the periods from January 1, 1999 to August 5, 1999 and August 6, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Cablevision (Netherlands) B.V. and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the period from January 1, 1999 to August 5, 1999 and August 6, 1999 to December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

                                          Arthur Andersen

Warsaw, Poland
March 29, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Poland Cablevision (Netherlands) B.V.:

    We have audited the accompanying consolidated balance sheet of Poland Cablevision (Netherlands) B.V. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficiency and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Cablevision (Netherlands) B.V. and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles in the United States of America.

                                          KPMG

Warsaw, Poland
March 29, 1999

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                          CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER     DECEMBER
                                                                 31,          31,
                                                                1999         1998
                                                               --------     --------
                                                               SUCCESSOR    PREDECESSOR
                                                               (NOTE 2)      (NOTE 2)
                                                              -----------   -----------
                                                              (UNAUDITED)
                                                                   (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,838      $  1,463
  Accounts receivable, net of allowances for doubtful
    accounts of $1,568 in 1999 and $708 in 1998 (note 5)....      5,909         1,904
  VAT recoverable...........................................      1,285           483
  Prepayments...............................................        568            52
  Other current assets......................................        350            --
                                                               --------      --------
    Total current assets....................................     10,950         3,902
                                                               --------      --------
  Property, plant and equipment:
    Cable television system assets..........................     92,535       136,833
    Construction in progress................................      5,632            --
    Vehicles................................................        498         1,704
    Other...................................................      6,288         5,832
                                                               --------      --------
                                                                104,953       144,369
      Less accumulated depreciation.........................     (6,067)      (40,041)
                                                               --------      --------
      Net property, plant and equipment.....................     98,886       104,328
  Inventories for construction..............................      4,453         6,638
  Intangible assets, net (note 2 and 8).....................    338,771        13,711
                                                               --------      --------
        Total assets........................................   $453,060      $128,579
                                                               ========      ========

            LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $ 18,706      $  7,809
  Deferred revenue..........................................        594           565
  Other liabilities.........................................        119            --
                                                               --------      --------
    Total current liabilities...............................     19,419         8,374
Long term liabilities:
  Due to affiliate..........................................     52,358        26,491
Notes payable to PCI........................................    176,815       160,830
                                                               --------      --------
    Total liabilities.......................................    248,592       195,695
                                                               --------      --------
Commitments and contingencies (note 11)
Stockholders' equity/(deficiency):
  Common stock, $0.50 par value, 200,000 shares authorized,;
    issued and outstanding..................................        100           100
  Paid-in capital...........................................    267,564        14,589
  Accumulated other comprehensive (loss)/income.............    (30,950)          424
  Accumulated deficit.......................................    (32,246)      (82,229)
                                                               --------      --------
    Total stockholders' equity/(deficiency).................    204,468       (67,116)
                                                               --------      --------
    Total liabilities and stockholders'
      equity/(deficiency)...................................   $453,060      $128,579
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   SUCCESSOR
                                    (NOTE 2)
                                   ----------
                                    PERIOD
                                     FROM       -----------   PREDECESSOR (NOTE 2)
                                   AUGUST 6,    PERIOD FROM   ---------------------
                                     1999       JANUARY 1,
                                    THROUGH       1999             YEAR ENDED
                                   DECEMBER      THROUGH          DECEMBER 31,
                                      31,       AUGUST 5,     ---------------------
                                     1999         1999          1998        1997
                                   ----------   -----------   ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                               DATA)
Revenues.........................   $ 25,386     $ 29,535     $ 36,038    $ 28,818

Operating expenses:
  Direct operating expenses......     21,681       20,988       23,705       8,215
  Selling, general and
    administrative expenses......     11,104        6,947       14,349      16,007
  Depreciation and
    amortization.................     14,481        8,726       15,033      12,770
                                    --------     --------     --------    --------
Total operating expenses.........     47,266       36,661       53,087      36,992
  Operating loss.................    (21,880)      (7,126)     (17,049)     (8,174)
Interest and investment income,
  net............................         71           59          130         186
Interest expense.................     (5,900)      (8,029)     (12,975)    (11,253)
Foreign exchange loss, net.......     (3,228)        (219)         (78)     (1,425)
Non-operating expenses...........     (1,300)          --           --          --
                                    --------     --------     --------    --------
  Loss before income taxes and
    minority interest............    (32,237)     (15,315)     (29,972)    (20,666)
Income tax expense...............         (9)         (30)         (52)       (175)
Minority interest................         --           --       (1,846)        794
                                    --------     --------     --------    --------
  Net loss.......................    (32,246)     (15,345)     (31,870)    (20,047)
                                    --------     --------     --------    --------
Net loss applicable to holders of
  common stock...................    (32,246)     (15,345)     (31,870)    (20,047)
                                    ========     ========     ========    ========
Basic and diluted net loss per
  common share...................   $(161.23)    $ (76.73)    $(159.35)   $(100.24)

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                              SUCCESSOR
                                              (NOTE 2)                  PREDECESSOR (NOTE 2)
                                          -----------------   -----------------------------------------
                                             PERIOD FROM        PERIOD FROM
                                           AUGUST 6, 1999     JANUARY 1, 1999   YEAR ENDED DECEMBER 31,
                                               THROUGH            THROUGH       -----------------------
                                          DECEMBER 31, 1999   AUGUST 5, 1999      1998           1997
                                          -----------------   ---------------   --------       --------
                                                              (IN THOUSANDS)
Net loss................................      $(32,246)           $(15,345)     $(31,870)      $(20,047)
Other comprehensive (loss) / income:
  Translation adjustment................       (30,950)            (11,814)          424             --
                                              --------            --------      --------       --------
Comprehensive loss......................      $(63,196)           $(27,159)     $(31,446)      $(20,047)
                                              ========            ========      ========       ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIENCY)

                                                                  ACCUMULATED
                                      CAPITAL STOCK                  OTHER
                                           PAR        PAID-IN    COMPREHENSIVE    ACCUMULATED
                                          VALUE       CAPITAL        INCOME         DEFICIT      TOTAL
                                      -------------   --------   --------------   -----------   --------
                                                                 (IN THOUSANDS)
Balance January 1, 1997.............       100              --           --          (30,312)    (30,212)
  Net loss..........................        --              --           --          (20,047)    (20,047)
  Stock option compensation
    expense.........................        --           4,713           --               --       4,713
                                           ---        --------      -------         --------    --------
Balance December 31, 1997...........       100           4,713           --          (50,359)    (45,546)
  Net loss..........................        --              --           --          (31,870)    (31,870)
  Capital contribution..............        --           9,876           --               --       9,876
  Cumulative Translation
    Adjustment......................        --              --          424               --         424
                                           ---        --------      -------         --------    --------
Balance December 31, 1998...........       100          14,589          424          (82,229)    (67,116)
                                           ---        --------      -------         --------    --------
  Net loss..........................        --              --           --          (15,345)    (15,345)
  Cumulative Translation
    Adjustment......................                                (11,814)                     (11,814)
                                           ---        --------      -------         --------    --------
Balance August 5, 1999..............       100          14,589      (11,390)         (97,574)    (94,275)
                                           ---        --------      -------         --------    --------
  Purchase accounting...............        --         252,975       11,390           97,574     361,939
                                           ---        --------      -------         --------    --------
Balance August 6, 1999..............       100         267,564           --               --     267,664
  Net loss..........................        --              --           --          (32,246)    (32,246)
  Cumulative Translation
    Adjustment......................        --              --      (30,950)              --     (30,950)
                                           ---        --------      -------         --------    --------
Balance December 31, 1999...........       100         267,564      (30,950)         (32,246)    204,468
                                           ===        ========      =======         ========    ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               SUCCESSOR
                                                (NOTE 2)             PREDECESSOR (NOTE 2)
                                             --------------   ----------------------------------
                                             PERIOD FROM      PERIOD FROM
                                             AUGUST 6, 1999   JANUARY 1, 1999      YEAR ENDED
                                               THROUGH         THROUGH          DECEMBER 31,
                                             DECEMBER 31,     AUGUST 5,      -------------------
                                                1999             1999          1998       1997
                                             --------------   ------------   --------   --------
                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................     $(32,246)       $(15,345)    $(31,870)  $(20,047)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Minority interest......................           --              --        1,846       (794)
    Depreciation and amortization..........       14,481           8,726       15,033     12,770
    Interest expense added to notes payable
      to PCI...............................        3,571          10,356       12,921     11,253
    Non-cash stock option compensation
      expense..............................           --              --           --      4,713
    Other..................................        1,300              --          496         --
    Changes in operating assets and
      liabilities:
      Accounts receivable..................       (1,289)         (2,716)        (682)      (507)
      Other current assets.................       (1,066)           (263)         753        396
      Accounts payable.....................       10,385          (4,586)       5,205       (111)
      Amounts due to affiliates............       11,014          14,853       11,986      3,346
      Deferred revenue.....................          853             937          (46)      (214)
                                                --------        --------     --------   --------
        Net cash provided by operating
          activities.......................        7,003          11,962       15,642     10,805
                                                --------        --------     --------   --------
Cash flows from investing activities:
      Construction and purchase of
        property, plant and equipment......       (8,777)        (10,263)     (32,530)   (27,734)
      Purchase of intangibles..............         (308)           (145)          --       (500)
      Purchase of subsidiaries, net of cash
        received...........................           --              --       (9,876)        --
                                                --------        --------     --------   --------
        Net cash used in investing
          activities.......................       (9,085)        (10,408)     (42,406)   (28,234)
                                                --------        --------     --------   --------
Cash flows from financing activities:
      Proceeds from notes payable..........        2,001              57       13,400     15,365
      Capital contribution.................           --              --        9,876         --
                                                --------        --------     --------   --------
        Net cash provided by financing
          activities.......................        2,001              57       23,276     15,365
                                                --------        --------     --------   --------
        Net (decrease)/increase in cash and
          cash equivalents.................          (81)          1,611       (3,488)    (2,064)
Effect of exchange rates on cash...........         (155)             --           --         --
Cash and cash equivalents at beginning of
  period...................................        3,074           1,463        4,951      7,015
                                                --------        --------     --------   --------
Cash and cash equivalents at end of
  period...................................     $  2,838        $  3,074     $  1,463   $  4,951
                                                ========        ========     ========   ========
Supplemental cash flow information:
      Cash paid for interest...............     $     --        $    400     $     --   $     --
                                                ========        ========     ========   ========
      Cash paid for income taxes...........     $     12        $     17     $    231   $    175
                                                ========        ========     ========   ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

1. REPORTING ENTITY

    Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation, is a holding company that holds a controlling interest in several Polish cable television operators (collectively referred to as the "PTK Companies"). Poland Cablevision (Netherlands) B.V. and subsidiaries (the "Company") is 92.3% owned by Poland Communications, Inc. ("PCI"), who is in turn, owned 100% by @Entertainment, Inc. a Delaware corporation which is a wholly--owned subsidiary of United Pan-Europe Communications N.V. ("UPC").

    The Company offers cable television services to residential and business customers in Poland. All significant assets and operating activities of the Company are located in Poland.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, @Entertainment entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of @Entertainment in an all cash transaction valuing @Entertainment's shares of common stock at $19.00 per share.

    The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of @Entertainment's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of @Entertainment's outstanding shares of common stock (the "Acquisition"). In addition UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of @Entertainment and acquired all of the outstanding warrants and stock options.

    Also on August 6, 1999, Bison was merged with and into @Entertainment with @Entertainment continuing as the surviving corporation (the "Merger"). Accordingly, @Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. PCBV prior to the Acquisition, is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor". The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999," respectively.

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @Entertainment restated some of its assets and liabilities at August 5, 1999. At this date the Notes of @Entertainment and PCI were restated reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time @Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to @Entertainment establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. PCBV was allocated approximately
$354 million of goodwill.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER (CONTINUED)
    The following pro forma condensed consolidated results for seven months of 1999 and the years ended December 31, 1998 and 1997 give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that the goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. There was no tax effect from these adjustments because of the significant net losses.

                                FIVE MONTHS       SEVEN MONTHS             YEAR ENDED              YEAR ENDED
                                  OF 1999            OF 1999            DECEMBER 31, 1998       DECEMBER 31, 1997
                                -----------   ---------------------   ---------------------   ---------------------
                                                             PRO                     PRO                     PRO
                                HISTORICAL    HISTORICAL    FORMA     HISTORICAL    FORMA     HISTORICAL    FORMA
                                -----------   ----------   --------   ----------   --------   ----------   --------
Service and other revenue.....    $ 25,386     $ 29,535    $ 54,921    $ 36,038    $ 36,038    $ 28,818    $ 28,818
                                  ========     ========    ========    ========    ========    ========    ========
Net loss......................    $(32,246)    $(15,345)   $(29,111)   $(31,870)   $(55,474)   $(20,047)   $(43,651)
                                  ========     ========    ========    ========    ========    ========    ========

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception (1990). As of December 31, 1999, the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through its internal growth and through acquisitions; and
(iii) control its management of subscribers by using advanced integrated management information systems. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING (CONTINUED)
The Company is also dependent on PCI, PCI's parent, @Entertainment and @Entertainment's parent UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCBV and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001. Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. The management of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

    The Company maintains its books of accounts in Poland in accordance with local accounting standards. These financial statements include certain adjustments not reflected in the Company's statutory books to present these statements in accordance with U.S. GAAP.

    The consolidated financial statements include the financial statements of PCBV and its wholly owned and majority owned subsidiaries. Also consolidated is a 49% owned subsidiary for which the Company maintains control of operating activities and has the ability to influence the appointment of members to the Managing Board. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable.

REVENUE RECOGNITION

    Revenue is primarily derived from the sale of cable television services to retail customers in Poland. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable television systems, is recognized to the extent of direct

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the systems.

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

NETHERLANDS TAXATION

    The income tax treaty currently in force between the Netherlands and the United States provides that the Netherlands may impose a withholding tax at a maximum rate of 5% on dividends paid by PCBV to its stockholders.

FOREIGN TAXATION

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". During five months of 1999 and seven months of 1999 and years 1998, and 1997, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable television system assets..............................  10 years
Set-top boxes...............................................  5 years
Vehicles....................................................  5 years
Other property, plant and equipment.........................  5-10 years

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable television systems. Cost of inventories include purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

    Prior to the merger, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the Merger Date the Company revalued all its goodwill including amounts related to non-compete agreements, that related to transactions completed prior to the Merger. The goodwill that was pushed down to the Company is amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

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

INVESTMENT IN AFFILIATED COMPANIES

    Investments in affiliated companies are accounted for using the equity method. Where the purchase price exceeds the fair value of the Company's percentage of net assets acquired, the difference is amortized over the expected period to be benefited as a charge to equity in profits of affiliated companies. Where the expected period to be benefited is limited by licensing agreements, the difference is amortized over the term of the licensing agreement.

MINORITY INTEREST

    Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

STOCK--BASED COMPENSATION

    The Company has adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which gives companies the option to adopt the fair value based method for expense recognition of employee stock options and other stock-based awards or to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", with pro forma disclosure of net loss and loss per share as if the fair value method had been applied. The Company has elected to apply APB Opinion No. 25 and related interpretations for stock options and other stock-based awards.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCIES

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

    The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency bases for nonmonetary items in accordance with guidelines established within EITF Issue 92-4, "ACCOUNTING FOR A CHANGE IN FUNCTIONAL CURRENCY WHEN AN ECONOMY CEASES TO BE CONSIDERED HIGHLY INFLATIONARY." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases exceeded the local currency tax bases of nonmonetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences.

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

    At December 31, 1999 and 1998, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IMPAIRMENT OF LONG-LIVED ASSETS

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

RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the presentation contained in the 1999 periods.

NEW ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for our first quarter 2001. We are currently assessing the effect of this new standard.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

5. VALUATION AND QUALIFYING ACCOUNTS

                                                       BALANCE AT      ADDITIONS                  BALANCE AT
                                                      THE BEGINNING   CHARGED TO      AMOUNTS     THE END OF
                                                      OF THE PERIOD     EXPENSE     WRITTEN OFF   THE PERIOD
                                                      -------------   -----------   -----------   ----------
                                                                          (IN THOUSANDS)
1997.....................  Allowance for Doubtful        $  437         $  442         $  271       $  608
                           Accounts

1998.....................  Allowance for Doubtful        $  608         $  742         $  642       $  708
                           Accounts

Seven months of 1999.....  Allowance for Doubtful        $  708         $  213         $  162       $  759
                           Accounts

Five months of 1999......  Allowance for Doubtful        $  759         $1,287         $  478       $1,568
                           Accounts

6. ACQUISITIONS

    During 1999 the Company did not make any acquisition of cable television system assets.

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

7. PROPERTY, PLANT AND EQUIPMENT

    As part of the accounting for the Merger the Company recorded its fixed asset fair values and re-set accumulated depreciation to zero. The following pro forma consolidated tangible fixed assets balances for

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

7. PROPERTY, PLANT AND EQUIPMENT (CONTINUED) the year ended December 31, 1999 and 1998 give effect of the Acquisition of @Entertainment as it had occurred on December 31, 1998.

                                                                      PRO FORMA
                                                      DECEMBER 31,   DECEMBER 31
                                                          1999          1998
                                                      ------------   -----------
                                                            (IN THOUSANDS)
Property, plant and equipment:
  Cable television systems assets...................      92,535        99,062
  Construction in progress..........................       5,632            --
  Vehicles..........................................         498         1,024
  Other.............................................       6,288         4,242
                                                         -------       -------
                                                         104,953       104,328
  Less accumulated depreciation.....................      (6,067)           --
                                                         -------       -------
    Net property, plant and equipment...............      98,886       104,328

    The Company incurred depreciation charges for property, plant and equipment of $5,846,000, $7,416,000, $13,264,000 and $11,575,000 for five months of 1999, seven months of 1999 and for years ended December 31, 1998 and 1997, respectively.

8. INTANGIBLES

    Intangible assets are carried at cost and consist of the following:

                                                     SUCCESSOR    PREDECESSOR
                                                     ----------   -----------
                                                          (IN THOUSANDS)
Conduit and franchise agreements and other.........   $  4,156      $ 5,437
Goodwill...........................................    343,250       12,081
                                                      --------      -------
                                                       347,406       17,518
Less accumulated amortization......................     (8,635)      (3,807)
                                                      --------      -------
Net intangible assets..............................   $338,771      $13,711
                                                      ========      =======

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The Company restated some of its assets and liabilities at August 5, 1999. At this date the Notes of the Company and PCI were restated by $61.9 million and deferred financing costs of $16.1 million and deferred revenue of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totalled $812.5 million. At this time the Company had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC recognized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to the Company establishing a new basis of accounting as of the acquisition date. The Company incurred amortization charge for intangible assets of $8,635,000, $1,310,000,

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

8. INTANGIBLES (CONTINUED)
$1,769,000, and $1,195,000 for five and seven months of 1999 and the years ended December 31, 1998 and 1997, respectively.

9. INCOME TAXES

    PCBV is required to file a separate Netherlands tax return which does not include the operating results of the PTK Companies. Income tax expense consisted of the following:

    Income tax (expense)/benefit consists of:

                                                 CURRENT     DEFERRED      TOTAL
                                                 --------   -----------   --------
                                                          (IN THOUSANDS)
Five months of 1999
  Netherlands..................................   $   --      $   --       $   --
  State and local..............................       --          --           --
  Foreign......................................       (9)         --           (9)
                                                  ------      ------       ------
                                                  $   (9)     $   --       $   (9)
                                                  ======      ======       ======
Seven months of 1999
  Netherlands..................................   $   --      $   --       $   --
  State and local..............................       --          --           --
  Foreign......................................      (30)         --          (30)
                                                  ------      ------       ------
                                                  $  (30)                     (30)
                                                  ======      ======       ======
Year ended December 31, 1998:
  Netherlands..................................   $   --      $   --       $   --
  State and local..............................       --          --           --
  Foreign......................................      (52)         --          (52)
                                                  ------      ------       ------
                                                  $  (52)     $   --       $  (52)
                                                  ======      ======       ======
Year ended December 31, 1997:
  Netherlands..................................   $  (38)     $   --       $  (38)
  State and local..............................       --          --           --
  Foreign......................................     (137)         --         (137)
                                                  ------      ------       ------
                                                  $ (175)     $   --       $ (175)
                                                  ======      ======       ======

    Income tax expense was $9,000, $30,000, $52,000 and $175,000 for five months of 1999, seven months of 1999 and the years ended December 31, 1998 and 1997, respectively, and differed from the amounts

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

9. INCOME TAXES (CONTINUED)
computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                    SUCCESSOR        PREDECESSOR
                                    ---------   ---------------------
                                      FIVE       SEVEN           YEAR ENDED
                                     MONTHS      MONTHS         DECEMBER 31,
                                       OF          OF        -------------------
                                      1999        1999         1998      1997
                                    ---------   ----------   --------   --------
                                                   (IN THOUSANDS)
Computed "expected" tax benefit...    10,960       5,207     $ 10,190   $ 7,026
Non-deductible expenses...........    (1,465)       (722)         842    (3,522)
Change in valuation allowance.....    (7,238)     (3,439)      (2,918)   (4,000)
Adjustment for change in
  functional currency bases
  losses..........................        --          --       (8,287)       --
Adjustment to deferred tax asset
  for enacted changes in tax
  rates...........................    (2,266)     (1,076)        (478)      (92)
Foreign tax rate differences......        --          --          599       413
Other.............................        --          --           --        --
                                     -------     -------     --------   -------
                                          (9)        (30)    $    (52)  $  (175)
                                     =======     =======     ========   =======

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Unrealized foreign exchange losses........................  $ 15,166   $  8,445
  Accrued Liabilities.......................................       426         --
  Bad debt..................................................       470         --
  Other.....................................................       381      1,393
  Tax loss carryforwards....................................     9,865      9,967
                                                              --------   --------
Total gross deferred tax assets.............................    26,308     19,805
Less valuation allowance....................................   (22,195)   (11,518)
                                                              --------   --------
Net deferred tax assets.....................................     4,113   $  8,287
                                                              ========   ========
Deferred tax liabilities:
  Excess of book value of fixed assets resulting from
    conversion from hyperinflation..........................    (4,113)    (8,287)
                                                              --------   --------
  Total gross deferred tax liabilities......................  $ (4,113)  $ (8,287)
                                                              --------   --------
  Net deferred tax liability................................  $     --   $     --
                                                              ========   ========

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

9. INCOME TAXES (CONTINUED)
    The net increase in the valuation allowance for five months of 1999, seven months of 1999 and for the years ended December 31, 1998 and 1997 was $7,238,000, $3,439,000, $2,918,000 and $4,000,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be reported in the consolidated statement of operations.

    Prior to 1999 foreign tax loss carryforwards can be offset against the taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. Starting from 1999 foreign loss carryforwards can be offset against taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited.

    At December 31, 1999, the PTK Companies had net operating loss carry forward of approximately $38,845,000, which will expire as follows:

YEAR ENDED DECEMBER 31                                        (IN THOUSAND)
----------------------                                        -------------
2000........................................................     $ 8,383
2001........................................................       6,882
2002........................................................          --
2003........................................................      11,790
2004........................................................      11,790
                                                                 -------
                                                                 $38,845

10. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

    NOTES PAYABLE TO PCI

    Notes payable to PCI of $176,815,000 and $160,830,000 at December 31, 1999 and 1998, respectively, consists of an unsecured demand note and unpaid interest due to PCI. The notes between PCI and PCBV are revolving credit facilities which call for the borrower to pay 10% interest, payable monthly, on the outstanding principal amount and contain standard events of default for related-party indebtedness. All of these notes become due on June 30, 2001.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

10. RELATED PARTY TRANSACTIONS (CONTINUED)
    Interest expense of $5,900,000, $8,029,000, $12,975,000 and $11,253,000 was
incurred by the Company in connection with affiliate borrowings for five months of 1999, seven months of 1999 and the years ended December 31, 1998 and 1997, respectively. Of this expense, $5,900,000, $12,974,000 and $11,253,000 has been added to the loan balance for five months of 1999, seven months of 1999 and the years ended December 31, 1998 and 1997, respectively.

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

    PCI's present intention is to convert aforementioned affiliate notes payable to equity in the underlying Companies.

    DUE TO AFFILIATE AND PARENT

    Amounts due to affiliate and parent of $52,358,000 and $26,491,000 at December 31, 1999 and 1998, respectively, are non-interest bearing and primarily represent amounts owed to PCI for management fees, purchases and services and to Wizja TV BV for Wizja programming. Payment of management consulting fees are contingent until such time as net income of the PTK Companies' is sufficient to service the fee.

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

    PCI entered into a Corporate Overhead Allocation Agreement dated January 1, 1996 (the "Allocation Agreement") with certain of its direct or indirect subsidiaries, including PCBV. The Allocation Agreement provides that costs incurred by PCI or PCBV, acting as PCI's agent, with regard to the Service Agreements

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

10. RELATED PARTY TRANSACTIONS (CONTINUED) and as otherwise requested by the PTK Companies shall be allocated and charged to particular PTK Companies in the event they are directly attributable to such subsidiaries, and shall otherwise be allocated equally among each of the PTK Companies. With regard to services rendered and costs incurred by subsidiaries for the benefit of some or all of the PTK Companies, which include costs associated with maintaining a central office in Warsaw, legal expenses, expenses relating to governmental relationships and approvals, programming services, accounting, management information systems services, and salaries associated with personnel whose duties clearly benefit other PTK Companies, the Allocation Agreement provides that such expenses shall be allocated between the PTK Companies. The Allocation Agreement terminates on December 31, 1997, but is automatically renewed for successive one-year periods unless at least thirty days written notice of termination is provided by PCI or PCBV or any subsidiary, with respect to itself.

    Pursuant to guidance within SFAS No. 51, "FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES", certain reimbursed overhead costs of $0, for five months of 1999, seven months of 1999 and $152,000 and $637,000 at December 31, 1998 and 1997, respectively, have been capitalized and are included in investment in cable television system assets. The remaining overhead costs allocated to the Company of $749,174, $1,361,192, $1,477,000 and $1,470,000 during five months of
1999, seven months of 1999 and the years ended December 31, 1998 and 1997, respectively, are included in corporate administration and operating expenses.

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

    MANAGEMENT AGREEMENT

    The PTK Companies entered into management consulting agreements with PCI to recommend, advise, and consult the PTK Companies as to design, construction, development, and operation of the cable television systems. The agreements typically provide that the subsidiary will pay to PCI an annual consulting fee of $320,000 when and to the extent that the subsidiary's net income exceeds zero. These contingent management consulting fees payable to PCI are reflected in amounts "due to affiliate" in the accompanying consolidated balance sheets. The management agreements also provide for an initial term ending as of the end of the calendar year during which they became effective, and provide for successive renewals for one-year periods unless the agreement is terminated in writing with at least thirty days notice by either party. Management consulting fees charged to corporate administration expense were $0 for five and seven months of 1999 and $1,440,000 and $1,440,000 for the years ended December 31, 1998 and 1997, respectively.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

10. RELATED PARTY TRANSACTIONS (CONTINUED)
    PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to those services of $0, $296,000 and $2,943,000 for five months of 1999, seven months of 1999 and the year ended December, 31, 1998, respectively. During 1997 the Company did not incur any such costs from this affiliate prior to 1998. Included in accounts payable at December 31, 1999 and 1998 is $0, $1,114,000 due to this affiliate. The Company did not incur any costs from this affiliate in prior years.

    PROGRAMMING

    Affiliates of PCI provides programming to the PTK Companies. The Company incurred programming fees from this affiliate of $9,588,000, $12,729,000, $8,651,000 and $500,000 for five months of 1999, seven months of 1999 and the years ended December 31, 1998 and 1997, respectively.

11. COMMITMENTS AND CONTINGENCIES

LEASES

    Total rental expense associated with the operating leases mentioned below for five months of 1999, seven months of 1999 and for the years ended December 31, 1998 and 1997 was $969,000, $692,000, $2,446,000 and $1,423,000,
respectively, related to these leases.

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms.

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to Note 17 for further detail.

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2000 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $256,000 as of December 31, 1999.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) minimum number of subscribers connected to the system each month. At
December 31, 1999, the Company had an aggregate minimum commitment in relation to these agreements of approximately $30,893,000 over the next seven years, approximating $10,279,000 in 2000, $5,536,000 in 2001, $4,872,000 in 2002,
$5,078,000 in 2003 and $5,128,000 in 2004 and thereafter.

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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of December 31, 1999 the Company's Polish subsidiaries have no profit available for distribution as dividends.

PCBV MINORITY STOCKHOLDER'S CLAIM

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of the Company, filed a lawsuit against PCI and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

    The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders can liquidate their shares in the Company, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) between @Entertainment and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

    The amended complaint sets forth eight claims for relief based on allegations that the defendants, including @Entertainment and PCI, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of the Company,
(2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by the Company with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders,
(3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of the Company shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in the Company, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between the Company and CIC, which allegedly limited the amount of management fees that could be paid annually by the Company, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and the Company, including the Company, that allegedly compete with PCI and the Company.

    The minority shareholders also seek damages in the amount of 1.7 percent of the payment made by UPC for the shares of @Entertainment, although the amended complaint does not contain a separate claim for relief seeking that amount.

    PCI intends to defend the lawsuit vigorously. PCI has also conducted negotiations to purchase the minority shareholders' outstanding shares in the Company. If the negotiations produce a sale by the minority shareholders of their shares in the Company to PCI, the lawsuit would most likely be terminated. PCI is unable to predict the outcome of those negotiations.

    In the event that the lawsuit is not terminated, its status is as follows:
The time for PCI to respond to the amended complaint has not yet expired. Discovery has not yet commenced. At this early stage of the proceedings, PCI is unable to predict the probable outcome of the lawsuit or PCI's ultimate exposure in connection therewith.

    In addition to the Ohio lawsuit, the other minority shareholders of the Company (representing an additional 6% of the Company) have asserted similar claims for compensation, but have not filed suit.

12. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUIT

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 1998, approximately 81% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 1999, 1998 AND 1997

12. CONCENTRATIONS OF BUSINESS AND CREDIT RISK (CONTINUED)
TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. The Company expects to renew these leases on or before the expiration dates.

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

YEAR 2000

    The Company has not experienced any problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with its clients or vendors. The Company did not and does not anticipate increasing material expenses or experiencing any material operation disruptions as a result of any year 2000 problems.

CREDITWORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 1999, 1998 or 1997. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (a) Previous independent accountant:

 (i) On November 17, 1999, the Company notified KPMG Polska Sp. z.o.o. ("KPMG") by telephone of its intent to dismiss KPMG as its independent accountants, and on the same date, KPMG sent a letter to the Company, with a copy to the Chief Accountant at the Securities and Exchange Commission, acknowledging such dismissal. On November 26, 1999, the Company sent a letter to KMPG formally dismissing KPMG as its independent accountants.

 (ii) The reports of KPMG on the financial statements for the Company and the Company's majority-owned subsidiary Poland Cablevision (Netherlands) B.V. for the fiscal years ended December 31, 1997 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

 (iv) In connection with its audits for the fiscal years ended December 31, 1997 and 1998 and the relationship through the date of the dismissal, there have been no disagreements with KPMG on any matter of accounting principles of practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the financial statements for such fiscal years.

 (v) In a letter dated March 31, 1999, to the Company's Board of Directors following its 1998 audit, KPMG commented on certain matters involving the internal control structure and operation of the Company, including:

    (i) the need for more experience and resources in the financial reporting area;

    (ii) the need for an effective internal audit department;

   (iii) problems in the translation of Polish Zloty balances and transactions into U.S. dollars;

    (iv) problems with financial statements of certain subsidiaries presented for consolidation; and

    (v) other control weaknesses involving currency translations, monthly reconciliations and other matters that should have been resolved prior to being presented for consolidation and audit purposes.

    Certain members of management, including a member of the Company's Board of Directors, discussed the subject matter of certain of these issues with KPMG. The Company intends to continue addressing these issues, and the Company has authorized KPMG to respond fully to the inquiries of the successor accountant concerning such events.

 (vi) The Company has requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated December 2, 1999, is incorporated by reference to this Form 10-K.

    (b) New independent accountant:

   The Company engaged Arthur Andersen Sp. z o.o. ("Arthur Andersen") as its new independent accountant as of November 30, 1999. During the two most recent fiscal years and through November 26, 1999, the Company has not consulted with Arthur Andersen regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that right be rendered on the Company's financial statements (and no written report or oral advice has been provided to the Company by Arthur Andersen on an accounting, auditing or financial reporting issue); or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) or Regulation S-K and the related instructions to item 304 or Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) or Regulation S-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

    The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

    The Company filed the following Reports on Form 8-K during the quarter ended December 31, 1999.

    Report on Form 8-K, filed on November 3, 1999, relating to the expiration of Offer to Repurchase Notes due to change in control.

    Report on Form 8-K, filed on December 2, 1999, relating to change in the Company's certified accountant.

(c) Exhibit Listing

    3.1(a) Restated Certificate of Incorporation of Poland Communications, Inc. as amended through August 1998.

    3.1(b) Certificate of Amendment of Certificate of Incorporation of Poland Communications, Inc. dated March 20, 2000.

    3.2 By-Laws of PCI as amended through March 1998. (Incorporated by reference to PCI's Form 10-K, filed March 30, 1999.)

    4.1 Indenture dated as at October 31, 1996 between PCI and State Street Bank and Trust Company relating to PCI's 9 7/8% Senior Notes due 2003 and its 9 7/8% Series B Senior Notes due 2003 (Incorporated by reference to Exhibit 4.11 of PCI's Registration Statement on Form S-4, Registration No. 333-20307).

    10.4 Purchase Agreement dated October 24, 1996 between PCI and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to $130,000,000 aggregate principal amount of PCI's 9 7/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 1.1 of PCI's Registation Statement on Form S-4, Registration No. 333-20307).

    21 Subsidiaries of PCI

    27 Financial Data Schedule

    99.1 Letter from KPMG dated December 2, 1999. (Incorporated by reference to PCI's Form 8-K filed on December 2, 1999)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       POLAND COMMUNICATIONS, INC.

                                                       By:              /s/ RAY SAMUELSON
                                                            -----------------------------------------
                                                                          Ray Samuelson
                                                              DIRECTOR OF FINANCE AND ACCOUNTING AND
                                                                      TREASURER AND DIRECTOR

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
                                                  Chairman of the Board and Director
     --------------------------------------
                 Nimrod Kovacs

              /s/ RAY D. SAMUELSON                Director of Finance and Accounting,
     --------------------------------------         Treasurer and Director             March 30, 2000
                Ray D. Samuelson

               /s/ GENE MUSSELMAN                 Chief Executive Officer and
     --------------------------------------         President and Director             March 30, 2000
                 Gene Musselman

               /s/ ANTON TUIJTEN                  Director
     --------------------------------------                                            March 30, 2000
                 Anton Tuijten

                /s/ SIMON OAKES                   Director
     --------------------------------------                                            March 30, 2000
                  Simon Oakes

             /s/ DOROTHY HANSBERRY                Vice President, General Counsel and
     --------------------------------------         Secretary and Director             March 30, 2000
               Dorothy Hansberry

                /s/ BRUCE MASSEY                  Director
     --------------------------------------                                            March 30, 2000
                  Bruce Massey