Form 10-Q
period 2000-03-31
POLAND COMMUNICATIONS INC
filed 2000-05-15
CIK 1031232

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

        / / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934
        FROM THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-20307

                           POLAND COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            NEW YORK                                            06-1070447
 (State or Other Jurisdiction of                              (IRS Employer
 Incorporation of Organization)                            Identification No.)

           4643 ULSTER STREET
           SUITE 1300
           DENVER, COLORADO                                       80237
(Address of Principal Executive Officers)                      (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (303) 770-4001

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes /X/   No / /

The number of shares outstanding of Poland Communications, Inc.'s common stock as of March 31, 2000, was:

                          Common Stock      18,948

===============================================================================

                           POLAND COMMUNICATIONS, INC.

                                 FORM 10-Q INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                                                                    PAGE NO.

PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Poland Communications, Inc.

                      Consolidated Balance Sheets                                     3-4
                      Consolidated Statements of Operations                           5
                      Consolidated Statements of Comprehensive Loss                   6
                      Consolidated Statements of Cash Flows                           7

                      Notes to Consolidated Financial Statements                      8

                   Poland Cablevision (Netherlands) B.V.

                      Consolidated Balance Sheets                                     12-13
                      Consolidated Statements of Operations                           14
                      Consolidated Statements of Comprehensive Loss                   15
                      Consolidated Statements of Cash Flows                           16

                      Notes to Consolidated Financial Statements                      17

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      20-24

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                                  25

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                                  26

         Item 2.   Changes in Securities and Use of Proceeds                          26

         Item 3.   Defaults Upon Senior Securities                                    26

         Item 4.   Submission of Matters to a Vote of Security Holders                26

         Item 5.   Other Information                                                  26

         Item 6.   Exhibits and Reports on Form 8-K                                   26


                           POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2000                 1999
                                                                                ----------         -------------
                                                                               (UNAUDITED)
                                                                                         (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                  $   6,660           $   3,374
      Trade accounts receivable, net of allowance for doubtful accounts
             of $2,322 in 2000 and $2,419 in 1999                                    5,809               6,156
      VAT recoverable                                                                  497               1,243
      Prepayments                                                                      455                 890
      Other current assets                                                             515                 298
                                                                                 ---------           ---------
             Total current assets                                                   13,936              11,961
                                                                                 ---------           ---------

Property, plant and equipment:

      Cable television systems assets                                              132,103             123,845
      Construction in progress                                                       7,102               6,382
      Vehicles                                                                         652                 741
      Other                                                                          7,001               6,120
                                                                                 ---------           ---------
                                                                                   146,858             137,088

      Less accumulated depreciation                                                (12,231)             (7,478)
                                                                                 ---------           ---------
             Net property, plant and equipment                                     134,627             129,610

Inventories for construction                                                         4,391               5,373
Intangibles, net                                                                   371,703             377,846
Other assets                                                                           141                 141
                                                                                 ---------           ---------

             Total assets                                                        $ 524,798           $ 524,931
                                                                                 =========           =========



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2000                 1999
                                                                                ----------         -------------
                                                                               (UNAUDITED)
                                                                                         (IN THOUSANDS)
Current liabilities:
      Accounts payable and accrued expenses                                      $  21,531           $  23,438
      Accrued interest                                                                 608                 243
      Deferred revenue                                                                 986                 759
                                                                                 ---------           ---------
                    Total current liabilities                                       23,125              24,440
                                                                                 ---------           ---------

Long-term liabilities:
      Due to affiliate                                                              37,218              25,434
      Notes payable to parent                                                        7,992               7,763
      Notes payable                                                                 16,226              16,456
                                                                                 ---------           ---------
                    Total liabilities                                               84,561              74,093
                                                                                 ---------           ---------

Redeemable preferred stock (liquidation value $60,000,000;
   6,000 shares authorized, issued and outstanding)                                 35,692              34,695

Mandatorily Redeemable Debenture Stock, 30,000 shares
   authorized; 14,000 shares issued and outstanding
   (including accrued dividend)                                                    145,833             142,333

Commitments and contingencies (note 6)

Stockholder's equity:
      Common stock, $.01 par value; 27,000 shares authorized,
         18,948 shares issued and outstanding                                            1                   1
      Paid-in capital                                                              337,817             342,315
      Accumulated other comprehensive loss                                         (34,526)            (35,376)
      Accumulated deficit                                                          (44,580)            (33,130)
                                                                                 ---------           ---------
                    Total stockholder's equity                                     258,712             273,810
                                                                                 ---------           ---------

                    Total liabilities and stockholder's equity                   $ 524,798           $ 524,931
                                                                                 =========           =========



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      SUCCESSOR (NOTE 2)             PREDECESSOR (NOTE 2)
                                                                  --------------------------      -------------------------
                                                                      THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                        MARCH 31, 2000                   MARCH 31, 1999
                                                                  --------------------------      -------------------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Cable television revenue                                                  $  16,853                       $  14,783

Operating expenses:
      Direct operating expenses                                              11,585                          10,102
      Selling, general and administrative expenses                            4,220                           2,996
      Depreciation and amortization                                          11,505                           5,949
                                                                          ---------                       ---------
Total operating expenses                                                     27,310                          19,047
                                                                          ---------                       ---------

      Operating loss                                                        (10,457)                         (4,264)

Interest and investment income                                                   67                             273
Interest expense                                                               (612)                         (3,905)
Foreign exchange loss, net                                                     (430)                         (1,592)
                                                                          ---------                       ---------
      Loss before income taxes                                              (11,432)                         (9,488)

Income tax expense                                                              (18)                            (19)
                                                                          ---------                       ---------
      Net loss                                                              (11,450)                         (9,507)

      Accretion of redeemable preferred stock                                  (997)                           (891)
      Accrued dividend on Mandatorily Redeemable
        Debenture Stock                                                      (3,500)                           --

Net loss applicable to holders of common stock                            $ (15,947)                      $ (10,398)
                                                                          =========                       =========

Basic and diluted loss per common share                                   $ (841.62)                      $ (548.77)
                                                                          =========                       =========



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                                      SUCCESSOR (NOTE 2)             PREDECESSOR (NOTE 2)
                                                                  --------------------------      -------------------------
                                                                      THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                        MARCH 31, 2000                   MARCH 31, 1999
                                                                  --------------------------      -------------------------
                                                                                         (IN THOUSANDS)

Net loss                                                                  $ (11,450)                        $  (9,507)
Other comprehensive (loss) / income:
Translation adjustment                                                          850                           (19,688)
                                                                          ---------                         ---------
Comprehensive loss                                                        $ (10,600)                        $ (29,195)
                                                                          =========                         =========



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      SUCCESSOR (NOTE 2)             PREDECESSOR (NOTE 2)
                                                                  --------------------------      -------------------------
                                                                      THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                        MARCH 31, 2000                   MARCH 31, 1999
                                                                  --------------------------      -------------------------
                                                                                         (IN THOUSANDS)

Cash flows from operating activities:
     Net loss                                                                    $ (11,450)                 $  (9,507)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:

     Depreciation and amortization                                                  11,505                      5,949
     Amortization of notes payable discount and issue costs                           --                          262
     Unrealized foreign exchange (loss) / gain                                        --                         --
     Other                                                                            --                         --
     Changes in operating assets and liabilities:
            Accounts receivable                                                        347                        (86)
            Other current assets                                                       964                       (134)
            Accounts payable                                                        (6,699)                    (5,243)
            Accrued interest                                                           365                      3,210
            Amounts due to affiliate                                                 4,770                      7,008
            Deferred revenue                                                           226                        (19)
                                                                                 ---------                  ---------
                    Net cash provided by operating activities                           28                       1,440
                                                                                 ---------                  ---------
Cash flows from investing activities:
            Construction and purchase of property, plant and equipment              (3,753)                    (4,968)
            Notes receivable from affiliate                                           --                          (10)
            Purchase of intangibles                                                   --                         (197)
                                                                                 ---------                  ---------
                    Net cash used in investing activities                           (3,753)                    (5,175)
                                                                                 ---------                  ---------
Cash flows from financing activities:
            Proceeds from parent                                                     7,243                      3,125
            Repayment of notes payable                                                (230)                       (67)
                                                                                 ---------                  ---------
                    Net cash (used in)/provided by financing activities              7,013                      3,058
                                                                                 ---------                  ---------

                    Net increase/ (decrease) in cash and cash equivalents            3,288                       (677)
Effect of exchange rates on cash and cash equivalents                                   (2)                         --
Cash and cash equivalents at beginning of period                                     3,374                      2,574
                                                                                 ---------                  ---------
Cash and cash equivalents at end of period                                       $   6,660                  $   1,897
                                                                                 =========                  =========
Supplemental cash flow information:

            Cash paid for interest                                               $      22                  $     142
                                                                                 =========                  =========
            Cash paid for income taxes                                           $      13                  $      37
                                                                                 =========                  =========



     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

1.   BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC (the "1999 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.   CONSUMMATION OF UPC TENDER OFFER AND MERGER

On June 2, 1999, @Entertainment, Inc., the Company's parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. (`UPC'), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. (`Bison'), initiated a tender offer to purchase all of the outstanding shares of @Entertainment in an all cash transaction valuing @Entertainment's shares of common stock at $19.00 per share.

The tender offer, initiated pursuant to the Merger Agreement, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of @Entertainment's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of @Entertainment's outstanding shares of common stock (the `Acquisition'). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of @Entertainment and acquired all of the outstanding warrants and stock options.

Also on August 6, 1999, Bison was merged with and into @Entertainment with @Entertainment continuing as the surviving corporation (the `Merger'). Accordingly, @Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control (as defined in the indentures governing the @Entertainment and PCI notes) occurred on August 6, 1999 as a result of the Acquisition and Merger. @Entertainment prior to the Acquisition, is herein referred to as the `Predecessor' while the Company after the Acquisition is referred to as the `Successor'.

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments `pushed-down' to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @Entertainment restated some of its assets and liabilities at August 5, 1999. At this date, the notes of @Entertainment and PCI were restated reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totaled $812.5 million. At this time @Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to @Entertainment establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $412.0 million of goodwill.

The following pro forma condensed consolidated results for the three months ended March 31, 2000 and 1999, give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that the goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning the period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net losses.


                                                          THREE MONTHS ENDED         THREE MONTHS ENDED MARCH 31, 1999
                                                            MARCH 31, 2000
                                                              (UNAUDITED)                      (UNAUDITED)
                                                       --------------------------  --------------------------------------
                                                              HISTORICAL              HISTORICAL          PRO FORMA

Service and other revenue                                               $ 16,853           $ 14,783             $ 14,783
                                                                        ========           ========             ========

Net loss                                                               $ (11,450)          $ (9,507)           $ (15,649)
                                                                       =========           ========            =========



3.   FINANCIAL POSITION AND BASIS OF ACCOUNTING

       These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. As of March 31, 2000, the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

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

4.   RECLASSIFICATIONS

Certain amounts have been reclassified in the correspondiong period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2000.

5.   LOSS PER SHARE

Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for three month periods ended March 31, 2000 and 1999.

6.   COMMITMENTS AND CONTINGENCIES

PROGRAMMING COMMITMENTS

The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. At March 31, 2000, the Company had a minimum commitment under such agreements of approximately $28,215,000 over the next five years approximating $ 7,868,000 for the remainder of 2000, $5,269,000 in 2001, $4,872,000 in 2002,
$5,078,000 in 2003 and $5,128,000 in 2004. For the three months ended March 31, 2000 and 1999, the Company incurred programming fees of approximately $1,177,000 and $836,000 respectively, pursuant to these agreements.

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

PCBV MINORITY STOCKHOLDERS' CLAIM

On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. (PCBV), a subsidiary of the Company, filed a lawsuit against the Company, @Entertainment, and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621. The relief sought by the minority shareholders included: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders could liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of @Entertainment as set forth in the Agreement and Plan of Merger between @Entertainment and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

The amended complaint set forth eight claims for relief based on allegations that the defendants, including @Entertainment and the Company, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including @Entertainment, that allegedly compete with PCI and PCBV.

On or about March 31, 2000, the parties to the lawsuit reached a settlement under which Wizja TV B.V., an affiliate of PCI, will purchase approximately 1.3% to approximately 1.7% of the outstanding shares of PCBV for a price of approximately $2.2 million to approximately $2.7 million. The Court entered a conditional order of dismissal on

March 31, 2000 and an additional order on May 1, 2000, extending the time of the conditional dismissal by 30 days. This conditional order of dismissal is predicated upon the fulfillment of the terms of the settlement agreement, which is expected to occur by June 1, 2000.

In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV) have asserted similar claims against the Company but have not yet filed suit. The aforementioned settlement does not include the remaining minority shareholders.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                 MARCH 31,        DECEMBER 31,
                                                                                  2000                1999
                                                                               -----------        ------------
                                                                               (UNAUDITED)

                                                                                      (IN THOUSANDS)
Current assets:
     Cash and cash equivalents                                                   $   3,505           $   2,838
     Trade accounts receivable, net of allowances of $1,944 in 2000
        and $1,568  in 1999                                                          5,632               5,909
     VAT recoverable                                                                   487               1,285
     Prepayments                                                                       411                 568
     Other current assets                                                              372                 350
                                                                                 ---------           ---------
        Total current assets                                                        10,407              10,950
                                                                                 ---------           ---------

     Property, plant and equipment:
        Cable television system assets                                             100,498              92,535
        Construction in progress                                                     6,257               5,632
        Vehicles                                                                       410                 498
        Other                                                                        7,188               6,288
                                                                                 ---------           ---------
                                                                                   114,353             104,953
            Less accumulated depreciation                                           (9,738)             (6,067)
                                                                                 ---------           ---------
            Net property, plant and equipment                                      104,615              98,886

     Inventories for construction                                                    3,433               4,453
     Intangibles, net                                                              333,087             338,771
                                                                                 ---------           ---------

                 Total assets                                                    $ 451,542           $ 453,060
                                                                                 =========           =========



     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 MARCH 31,        DECEMBER 31,
                                                                                  2000                1999
                                                                               -----------        ------------
                                                                               (UNAUDITED)

                                                                                      (IN THOUSANDS)
Current liabilities:
     Accounts payable and accrued expenses                                       $  16,781           $  18,825
     Deferred revenue                                                                  820                 594
                                                                                 ---------           ---------
        Total current liabilities                                                   17,601              19,419
                                                                                 ---------           ---------

Long-term liabilities:
     Due to affiliate                                                               56,731              52,358
     Notes payable to PCI                                                          184,132             176,815
                                                                                 ---------           ---------
        Total liabilities                                                          258,464             248,592
                                                                                 ---------           ---------

Commitments and contingencies (note 6)
Stockholders' equity:

     Capital stock par value, $0.50 par; 200,000 shares
        authorized, issued and outstanding                                             100                 100
     Paid-in capital                                                               267,564             267,564
     Accumulated other comprehensive loss                                          (30,210)            (30,950)
     Accumulated deficit                                                           (44,376)            (32,246)
                                                                                 ---------           ---------
        Total stockholders' equity                                                 193,078             204,468
                                                                                 ---------           ---------

        Total liabilities and stockholders' equity                               $ 451,542           $ 453,060
                                                                                 =========           =========



     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              SUCCESSOR (NOTE 2)     PREDECESSOR (NOTE 2)
                                                             ------------------      --------------------
                                                             THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                MARCH 31, 2000          MARCH 31, 1999
                                                             ------------------      --------------------

                                                                           (IN THOUSANDS)

Cable television revenue                                          $ 15,924                $ 10,210

Operating expenses:
       Direct operating expenses                                    11,507                   6,923
       Selling, general and administrative expenses                  2,787                   1,916
       Depreciation and amortization                                 9,892                   3,770
                                                                  --------                --------
            Total operating expenses                                24,186                  12,609
                                                                  --------                --------

            Operating loss                                          (8,262)                 (2,399)

Interest income                                                         66                      11
Interest expense                                                    (3,516)                 (3,384)
Foreign exchange loss, net                                            (402)                 (1,958)
                                                                  --------                --------

       Loss before income taxes                                    (12,114)                 (7,730)

Income tax expense                                                     (16)                    (19)

       Net loss                                                   $(12,130)               $ (7,749)
                                                                  ========                ========

       Basic and diluted net loss per common share                $ (60.65)               $ (38.75)
                                                                  ========                ========



     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                              SUCCESSOR (NOTE 2)     PREDECESSOR (NOTE 2)
                                                             ------------------      --------------------
                                                             THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                MARCH 31, 2000          MARCH 31, 1999
                                                             ------------------      --------------------

                                                                           (IN THOUSANDS)

Net loss                                                          (12,130)                (7,749)

Other comprehensive (loss) / income:
    Cumulative translation adjustment                                 740                (14,759)
                                                                  -------                -------

Comprehensive loss                                                (11,390)               (22,508)
                                                                  =======                =======








     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           SUCCESSOR (NOTE 2)     PREDECESSOR (NOTE 2)
                                                                           ------------------      --------------------
                                                                           THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                             MARCH 31, 2000          MARCH 31, 1999
                                                                           ------------------      --------------------
                                                                                           (IN THOUSANDS)

Cash flows from operating activities:

     Net loss                                                                    $ (12,130)          $  (7,749)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
        Depreciation and amortization                                                9,892               3,770
        Interest expense added to notes payable to PCI                               3,516               3,382
        Changes in operating assets and liabilities:
           Accounts receivable                                                         277                  78
           Other current assets                                                        933                (514)
           Accounts payable                                                         (6,836)             (3,852)
           Deferred revenue                                                            225                 (61)
           Amounts due to affiliates                                                 4,373               6,648
           Other                                                                      --                  --
                                                                                 ---------           ---------
              Net cash provided by operating activities                                250               1,702
                                                                                 ---------           ---------

Cash flows from investing activities:
     Construction and purchase of property, plant and equipment                     (3,381)             (3,123)
     Purchase of intangible assets                                                    --                  (121)
                                                                                 ---------           ---------
              Net cash used in investing activities                                 (3,381)             (3,244)
                                                                                 ---------           ---------

Cash flows from financing activities:
     Proceeds from borrowings from affiliates                                        3,800               1,140
                                                                                 ---------           ---------
              Net cash provided by financing activities                              3,800               1,140
                                                                                 ---------           ---------
              Net increase/(decrease) in cash                                          669                (402)

     Effect of exchange rates on cash and cash equivalents                              (2)                  --
     Cash and cash equivalents at beginning of the period                            2,838               1,463
                                                                                 ---------           ---------

     Cash and cash equivalents at end of the period                              $   3,505           $   1,061
                                                                                 =========           =========


     Supplemental cash flow information:
          Cash paid for interest                                                 $    --             $    --
                                                                                 =========           =========
          Cash paid for income taxes                                             $       6           $      15
                                                                                 =========           =========



     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

1.   BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of March 31, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 1999 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

2.   CONSUMMATION OF UPC TENDER OFFER AND MERGER

On June 2, 1999, @Entertainment entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of @Entertainment in an all cash transaction valuing @Entertainment's shares of common stock at $19.00 per share.

The tender offer, initiated pursuant to the Merger Agreement, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of @Entertainment's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of @Entertainment's outstanding shares of common stock (the "Acquisition"). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of @Entertainment and acquired all of the outstanding warrants and stock options.

Also on August 6, 1999, Bison was merged with and into @Entertainment with @Entertainment continuing as the surviving corporation (the "Merger"). Accordingly, @Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control (as defined in the indentures governing the @Entertainment and PCI notes) occurred on August 6, 1999 as a result of the Acquisition and Merger. PCBV prior to the Acquisition, is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor".

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @ Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @Entertainment restated some of its assets and liabilities at August 5, 1999. At this date, the notes of @Entertainment and PCI were restated reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totaled $812.5 million. At this time @Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to @Entertainment establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. PCBV was allocated approximately $354.0 million of goodwill.

The following pro forma condensed consolidated results for the three months ended March 31, 1999 give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that the goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. There was no tax effect from these adjustments because of the significant net losses.



                                                         THREE MONTHS ENDED         THREE MONTHS ENDED MARCH 31, 1999
                                                           MARCH 31, 2000
                                                             (UNAUDITED)                      (UNAUDITED)
                                                      --------------------------  --------------------------------------
                                                             HISTORICAL              HISTORICAL          PRO FORMA

Service and other revenue                                       $ 15,924              $ 10,210            $ 10,210
                                                                ========              ========            ========

Net loss                                                       $ (12,130)             $ (7,749)          $ (13,650)
                                                                ========              ========            ========



3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. As of March 31, 2000, the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

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

4.   RECLASSIFICATIONS

Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2000.

5.   LOSS PER SHARE

Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for the three month periods ended March 31, 2000 and 1999.

6.   COMMITMENTS AND CONTINGENCIES

From time to time, PCBV is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on PCBV consolidated financial position or results of operations.

PCBV MINORITY STOCKHOLDER'S CLAIM

On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of the Company filed a lawsuit against PCI, @Entertainment and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621. The relief sought by the minority shareholders included: (1) unspecified damages in excess of $75,000,
(2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among the Company's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders could liquidate their shares in the Company, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of @Entertainment as set forth in the Agreement and Plan of Merger between @Entertainment and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

The amended complaint set forth eight claims for relief based on allegations that the defendants, including @Entertainment and PCI, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of the Company, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by the Company with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders,
(3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of the Company's shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in the Company, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between the Company and CIC, which allegedly limited the amount of management fees that could be paid annually by the Company, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of the Company to affiliates of PCI and the Company, including @Entertainment, that allegedly compete with PCI and the Company.

On or about March 31, 2000, the parties to the lawsuit reached a settlement under which Wizja TV B.V., an affiliate of PCI, will purchase approximately 1.3% to appxoximately 1.7% of the outstanding shares of the Company for a price of approximately $2.2 million to approximately $2.7 million. The Court entered a conditional order of dismissal on March 31, 2000 and an additional order on May 1, 2000, extending the time of the conditional dismissal by 30 days. This conditional order of dismissal is predicated upon the fulfillment of the terms of the settlement agreement, which is expected to occur by June 1, 2000.

In addition to the Ohio lawsuit, other minority shareholders of the Company (representing an additional approximately 6% of the shares of the Company) have asserted similar claims against PCI but have not yet filed suit. The aforementioned settlement does not include the remaining minority shareholders.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning the results of operations and financial condition of Poland Communication, Inc. ("PCI" or the "Company"). Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 1999 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

The risks, uncertainties and other factors that might cause such differences include but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies;
(vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming; (viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) and acquisition opportunities and (xiv) the Company's new ownership structure.

OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,768,000 homes passed and approximately 1,023,500 total subscribers as at March 31, 2000. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisitions.

The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At March 31, 2000, approximately 70.6% of the Company's subscribers received its basic package. For the three months ended March 31, 2000, approximately 97.8% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 97.2% for the three months ended March 31, 1999.

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

The Company divides operating expenses into (i) direct operating expenses, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expenses. Direct operating expenses consist of programming expenses, maintenance and related expenses necessary to service, maintain and operate the Company's cable systems, billing and collection expenses and customer service expenses. Selling, general and administrative expenses consist principally of administrative costs, including office related expenses, professional fees and salaries, wages and benefits of non-technical employees, advertising and marketing expenses, bank fees and bad debt expense. Depreciation and amortization expenses consist of depreciation of property, plant and equipment and amortization of intangible assets. The Company generated an operating loss of $10.5 million for the three months ended, March 31, 2000, primarily due to increased direct operating expenses related to the subscriber growth and increased programming expense related to the purchase of the Wizja TV programming package from an affiliated company, additional Polish programming from Polsat TV as well as high depreciation and amortization charges related to additional goodwill pushed down as a result of @Entertainment's Merger and the expansion of the cable networks.

In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, income taxes, gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported positive EBITDA of $1.0 million for three months ended March 31, 2000 and positive EBIDTA of $1.7 million for three months ended March 31, 1999.

CABLE TELEVISION REVENUE. Revenue increased $2.1 million or 14.2% from $14.8 million in the three months ended March 31, 1999 to $16.9 million in the three months ended March 31, 2000. This increase was primarily attributable to a 4.7% increase in the number of basic and intermediate subscribers from approximately 740,000 at March 31, 1999 to approximately 774,700 at March 31, 2000, as well as an increase in monthly subscription rates. The increase in basic and intermediate subscribers was primarily due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented 97.8% and 97.2% of cable television revenue for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, the Company generated approximately $0.9 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport to cable subscribers as compared to $0.6 million for the three months ended March 31, 1999.

DIRECT OPERATING EXPENSES. Direct operating expenses increased $1.5 million, or 14.9%, from $10.1 million for the three months ended March 31, 1999 to $11.6 million for the three months ended March 31, 2000, principally as a result of the purchase of additional Polish programming as well as the increased size of the Company's cable television system. Direct operating expenses increased from 68.2% of revenues for the three months ended March 31, 1999 to 68.6% of revenues for the three months ended March 31, 2000. However, without considering the programming cost for the purchase of the Wizja programming package recorded in 2000 and 1999 the comparison would have been 53.5% and 33.8% for the three months ended March 31, 2000 and 1999 respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.2 million or 40.0% from $3.0 million for the three months ended March 31, 1999 to $4.2 million for the three months ended March 31, 2000. This increase was attributable mainly to increased size of the Company's cable television system.

As a percentage of revenue, selling, general and administrative expenses increased from 20.3% for the three months ended March 31, 1999 to approximately 24.9% for the three months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $5.6 million, or 94.9%, from $5.9 million for the three months ended March 31, 1999 to $11.5 million for the three months ended March 31, 2000, principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the Merger and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 39.9% for the three months ended March 31, 1999 to 68.0% for the three months ended March 31, 2000.

INTEREST EXPENSE. Interest expense decreased $3.3 million, or 84.6%, from $3.9 million for the three months ended March 31, 1999 to $0.6 million for the three months ended March 31, 2000. The decrease is a result of repurchase of its 9 7/8% Senior Notes due 2002 in November and December 1999.

INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.2 million, or 66.7%, from $0.3 million for the three months ended March 31, 1999 to $0.1 million for the three months ended March 31, 2000, primarily due to the reduction in the level of cash used to fund the Company's operations.

FOREIGN EXCHANGE LOSS, NET. For the three months ended March 31, 2000, foreign exchange loss amounted to $0.4 million as compared to a foreign exchange loss of $1.6 million for the three months ended March 31, 1999.

INCOME TAX EXPENSE. The Company recorded $18,000 of income tax expense for the three months ended March 31, 2000, as compared to $19,000 for the three months ended March 31, 1999.

NET LOSS. For the three months ended March 31, 2000 and the three months ended March 31, 1999, the Company had net losses of $11.5 million and $9.5 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $10.4 million for the three months ended March 31, 1999 to $15.9 million for the three months ended March 31, 2000 due to the accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from @Entertainment, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8%
Senior Notes due 2003 ("PCI Notes"). The Company had positive cash flows from operating activities of $28,000 and $1.4 million for three months ended March 31, 2000 and 1999, respectively, due to increase in amounts due to affiliates.

 Since the acquisition of all of the outstanding stock of the Company's parent, @Entertainment, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Debenture Stock for $140 million to @Entertainment.

 Cash used for the purchase and expansion of the Company's cable television networks was $3.8 million and $5.0 million for three months ended March 31, 2000 and 1999, respectively.

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

The indentures covering the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's PCI Notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of Entertainment constituted a Change of Control. Accordingly, PCI made offers to repurchase (the "Offers") from the holders of the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

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

To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, PCI sold @Entertainment 14,000 shares of its Debenture Stock for a total of $140 million on an as-issued basis. The Debenture Stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% annum from November 3, 1999 to the date of redemption, compounded annually. UPC funded @Entertainment's purchase of the Mandatorily Redeemable Debenture Stock. The Company will pledge to @Entertainment intercompany notes issued by PCBV in an aggregated principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge.

The Company's cash on hand will be insufficient to complete its current business plan. UPC and @Entertainment are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private equity, debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, @Entertainment, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment and @Entertainment's parent UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

YEAR 2000 COMPLIANCE

The Company has not experienced any problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with its clients or vendors. The Company has not incurred material expenses or experienced any material operation disruptions as a result of any year 2000 problems.

Impact of New Accounting Standards Not Yet Adopted

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will apply to the Company as of the first quarter 2001. The Company is currently assessing the effect of this new standard.

On December 3, 1999 the SEC Staff Accounting Bulletin No. 101 ("SAB 101") was released and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. On March 24, 2000 the staff issued the Staff Accounting Bulletin No. 101A to delay the implementation date of SAB 101, which now will be implemented in our second quarter of 2000, instead of needing to implement in our first quarter of 2000, as originally provided in SAB 101. We are currently assessing the effect of this new guidance.

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

International operations constitute 100% of the Company's consolidated operating loss for the quarter ended March 31, 2000. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss by approximately $0.3 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $0.3 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 14.9% in 1997, and approximately 7.3% in 1999. The rate of inflation for the three month period ended March 31, 2000 was approximately 3.6%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999. For the first quarter of 2000 the zloty has remained stable against the U.S. dollar. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary cause of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations. See also Note 6 to the Company's unaudited consolidated financial statements for a description of the PCBV minority shareholder claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION:
        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      POLAND COMMUNICATIONS, INC.



                      By: /s/ Nimrod J. Kovacs
                          ---------------------------------
                      Nimrod J. Kovacs
                      Chairman of the Board of Directors




                      By: /s/ Ray D. Samuelson
                          ---------------------------------
                      Ray D. Samuelson
                      Chief Financial Officer

Date:  May 15, 2000