Form 10-Q
period 2000-06-30
POLAND COMMUNICATIONS INC
filed 2000-08-14
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

        / / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT 1934
        FROM THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-20307

                           POLAND COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    NEW YORK                      06-1070447
         (State or Other Jurisdiction of        (IRS Employer
          Incorporation of Organization)      Identification No.)

                   4643 ULSTER STREET
                   SUITE 1300
                   DENVER, COLORADO                  80237
     (Address of Principal Executive Officers)    (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (303)770-4001

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days     Yes  X    No
                                         -----    -----

The number of shares outstanding of Poland Communications, Inc.'s common stock as of June 30, 2000, was:

                         Common Stock               18,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           POLAND COMMUNICATIONS, INC.

                                 FORM 10-Q INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Poland Communications, Inc.
                                 Consolidated Balance Sheets                            3-4
                                 Consolidated Statements of Operations                  5
                                 Consolidated Statements of Comprehensive Loss          6
                                 Consolidated Statements of Cash Flows                  7

                                 Notes to Consolidated Financial Statements             8-12

                    Poland Cablevision (Netherlands) B.V.

                                  Consolidated Balance Sheets                           13-14
                                  Consolidated Statements of Operations                 15
                                  Consolidated Statements of Comprehensive Loss         16
                                  Consolidated Statements of Cash Flows                 17

                                  Notes to Consolidated Financial Statements            18-21

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       22-27

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                                   27

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                   28

         Item 2.    Changes in Securities and Use of Proceeds                           28

         Item 3.    Defaults Upon Senior Securities                                     28

         Item 4.    Submission of Matters to a Vote of Security Holders                 28

         Item 5.    Other Information                                                   28

         Item 6.    Exhibits and Reports on Form 8-K                                    28


                           POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            2000                1999
                                                                                        -----------         -----------
                                                                                        (UNAUDITED)
                                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                         $     5,516         $     3,374
      Trade accounts receivable, net of allowance for doubtful accounts
             of $2,931 in 2000 and $2,419 in 1999                                             8,306               6,156
      VAT recoverable                                                                             -               1,243
      Prepayments                                                                               498                 890
      Other current assets                                                                      436                 298
                                                                                        -----------         -----------
             Total current assets                                                            14,756              11,961
                                                                                        -----------         -----------

Property, plant and equipment:
      Cable television systems assets                                                       124,710             123,845
      Construction in progress                                                                8,479               6,382
      Vehicles                                                                                  620                 741
      Other                                                                                   7,210               6,120
                                                                                        -----------         -----------
                                                                                            141,019             137,088

      Less accumulated depreciation                                                         (16,388)             (7,478)
                                                                                        -----------         -----------
             Net property, plant and equipment                                              124,631             129,610

Inventories for construction                                                                  6,501               5,373
Intangibles, net                                                                            349,657             377,846
Other assets                                                                                      2                 141
                                                                                        -----------         -----------

             Total assets                                                               $   495,547         $   524,931
                                                                                        ===========         ===========



                See accompanying notes to unaudited consolidated
                             financial statements.

                           POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2000                1999
                                                                                   -----------          -----------
                                                                                   (UNAUDITED)
                                                                                             (IN THOUSANDS)
Current liabilities:
      Accounts payable and accrued expenses                                        $    22,050          $    23,438
      Accrued interest                                                                     236                  243
      Deferred revenue                                                                   2,178                  759
                                                                                   -----------          -----------
                    Total current liabilities                                           24,464               24,440
                                                                                   -----------          -----------

Long-term liabilities:
      Due to affiliate                                                                  42,481               25,434
      Notes payable to parent                                                            8,271                7,763
      Notes payable                                                                     15,693               16,456
                                                                                   -----------          -----------
                    Total liabilities                                                   90,909               74,093
                                                                                   -----------          -----------

Redeemable preferred stock (liquidation value $60,000,000;
6,000 shares authorized, issued and outstanding)                                        36,718               34,695
Mandatorily Redeemable Debenture Stock, 30,000 shares
authorized; 14,000 shares issued and outstanding
(including accrued dividend)                                                           149,333              142,333

Commitments and contingencies (note 6)

Stockholder's equity:
      Common stock, $.01 par value; 27,000 shares authorized,
      18,948 shares issued and outstanding                                                   1                    1
      Paid-in capital                                                                  338,091              342,315
      Accumulated other comprehensive loss                                             (58,871)             (35,376)
      Accumulated deficit                                                              (60,634)             (33,130)
                                                                                   -----------          -----------
                    Total stockholder's equity                                         218,587              273,810
                                                                                   -----------          -----------

                    Total liabilities and stockholder's equity                     $   495,547          $   524,931
                                                                                   ===========          ===========


                See accompanying notes to unaudited consolidated
                             financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            SUCCESSOR         PREDECESSOR         SUCCESSOR           PREDECESSOR
                                                            (NOTE 2)           (NOTE 2)            (NOTE 2)             (NOTE 2)
                                                      -----------------    -----------------    --------------      ---------------
                                                             THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                      -----------------    -----------------    --------------      ---------------
                                                            2000                 1999                2000                1999
                                                      -----------------    -----------------    --------------      ---------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue                              $          17,177    $          15,481    $       34,030      $        30,264

Operating expenses:
      Direct operating expenses                                   8,304               10,508            19,889               20,610
      Selling, general and administrative expenses                8,491                4,824            12,711                7,820
      Depreciation and amortization                              11,086                6,265            22,591               12,214
                                                      -----------------    -----------------    --------------      ---------------
           Total operating expenses                              27,881               21,597            55,191               40,644
                                                      -----------------    -----------------    --------------      ---------------

           Operating loss                                       (10,704)              (6,116)          (21,161)             (10,380)

Interest and investment income                                       38                    -               105                  273
Interest expense                                                   (686)              (3,612)           (1,298)              (7,517)
Foreign exchange loss, net                                       (4,680)                  83            (5,110)              (1,509)
                                                      -----------------    -----------------    --------------      ---------------

      Loss before income taxes                                  (16,032)              (9,645)          (27,464)             (19,133)

Income tax expense                                                  (22)                  (8)              (40)                 (27)
                                                      -----------------    -----------------    --------------      ---------------

      Net loss                                                  (16,054)              (9,653)          (27,504)             (19,160)

Accretion of redeemable preferred stock                          (1,026)                (916)           (2,023)              (1,807)
Accrued dividend on Mandatorily Redeemable
      Debenture Stock                                            (3,500)                   -            (7,000)                   -
                                                      -----------------    -----------------    --------------      ---------------

Net loss applicable to holders of common stock        $         (20,580)   $         (10,569)   $      (36,527)     $       (20,967)
                                                      =================    =================    ==============      ===============

Basic and diluted net loss per common share           $       (1,086.13)   $         (557.79)   $    (1,927.75)     $     (1,106.55)
                                                      =================    =================    ==============      ===============


                See accompanying notes to unaudited consolidated
                             financial statements.

                           POLAND COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                      SUCCESSOR         PREDECESSOR         SUCCESSOR           PREDECESSOR
                                                      (NOTE 2)           (NOTE 2)            (NOTE 2)             (NOTE 2)
                                                ----------------     -----------------    ---------------     ---------------
                                                       THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                ----------------     -----------------    ---------------     ---------------
                                                      2000                 1999                2000                1999
                                                ----------------     -----------------    ---------------     ---------------
                                                                                (IN THOUSANDS)
Net loss                                        $        (16,054)    $          (9,653)   $       (27,504)    $       (19,160)

Other comprehensive (loss) / income:
    Translation adjustment                               (24,345)                1,966            (23,495)            (17,722)
                                                ----------------     -----------------    ---------------     ---------------

Comprehensive loss                              $        (40,399)    $          (7,687)   $       (50,999)    $       (36,882)
                                                ================     =================    ===============     ===============



                See accompanying notes to unaudited consolidated
                             financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             SUCCESSOR (NOTE 2)       PREDECESSOR (NOTE 2)
                                                                             ------------------       --------------------
                                                                              SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30, 2000               JUNE 30, 1999
                                                                             ------------------       --------------------
                                                                                            (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                                $          (27,504)      $            (19,160)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
     Depreciation and amortization                                                       22,591                     12,214
     Amortization of notes payable discount and issue costs                                                            523
     Unrealised foreign exchange gain                                                     3,084                          -
         Changes in operating assets and liabilities:
              Accounts receivable                                                        (2,490)                    (2,158)
              Other current assets                                                        1,497                        (79)
              Accounts payable                                                           (7,012)                    (5,110)
              Accrued interest                                                               (7)                         -
              Amounts due to affiliates                                                   4,255                      8,349
              Deferred revenue                                                            1,461                        825
              Other                                                                                                      -
                                                                             ------------------       --------------------
                     Net cash provided by operating activities                           (4,125)                    (4,596)
                                                                             ------------------       --------------------
Cash flows from investing activities:
              Construction and purchase of property, plant and equipment                 (5,790)                    (9,483)
              Notes receivable from affiliate                                                                          449
              Purchase of intangibles                                                      (398)                      (145)
                                                                             ------------------       --------------------
                     Net cash used in investing activities                               (6,188)                    (9,179)
                                                                             ------------------       --------------------
Cash flows from financing activities:
              Proceeds from parent                                                       13,300                     10,978
              Repayment of notes payable                                                   (763)                      (245)
              Capital increase                                                                                       4,000
                                                                             ------------------       --------------------
                     Net cash (used in)/provided by financing activities                 12,537                      3,755
                                                                             ------------------       --------------------

                     Net decrease in cash and cash equivalents                            2,224                    (10,020)
Effect of exchange rates on cash and cash equivalents                                       (82)                         -
Cash and cash equivalents at beginning of period                                          3,374                      2,574
                                                                             ------------------       --------------------
Cash and cash equivalents at end of period                                   $            5,516       $             (7,446)
                                                                             ==================       ====================
Supplemental cash flow information:
              Cash paid for interest                                         $              880       $                142
                                                                             ==================       ====================
              Cash paid for income taxes                                     $               31       $                 37
                                                                             ==================       ====================



                See accompanying notes to unaudited consolidated
                             financial statements.

                           POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

1. BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC (the "1999 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

On June 2, 1999, @Entertainment Inc., the Company's parent ("@Entertainment"), entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ('UPC'), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ('Bison'), initiated a tender offer to purchase all of the outstanding shares of @Entertainment in an all cash transaction valuing @Entertainment's shares of common stock at $19.00 per share.

The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of @Entertainment's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of @Entertainment's outstanding shares of common stock (the 'Acquisition'). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of @Entertainment and acquired all of the outstanding warrants and stock options.

Also on August 6, 1999, Bison was merged with and into @Entertainment with @Entertainment continuing as the surviving corporation (the 'Merger'). Accordingly, @Entertainment became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger.

The Company, prior to the Acquisition, is herein referred to as the 'Predecessor' while the Company after the Acquisition is referred to as the 'Successor'.

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments 'pushed-down' to the consolidated financial statements of @Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @Entertainment restated some of its assets and liabilities on August 5, 1999. At that date the Notes of @Entertainment and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At that time @Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of $979.3 million. In the second quarter of 2000, this figure increased by $12.0 million to $991.3 due to the results of an arbitration between @Entertainment and another party. As a result of the Acquisition, UPC pushed down its basis to @Entertainment establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $416.8 million of goodwill of which $4.8 million is related to the arbitration described above.

The following pro forma condensed consolidated results for the six months ended June 30, 2000 and 1999, give effect to the Acquisition of @Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transactions had occurred at the beginning of the period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net losses.


                                        SIX MONTHS ENDED JUNE 30,
                                             2000 (UNAUDITED)                  SIX MONTHS ENDED JUNE 30, 1999 (UNADITED)
                                      ---------------------------    -----------------------------------------------------------

                                              HISTORICAL                      HISTORICAL                      PRO FORMA
Service and other revenue             $                    34,030    $                    30,264     $                    30,264
                                      ===========================    ===========================     ===========================

Net loss                              $                   (27,504)   $                   (19,160)    $                   (31,444)
                                      ===========================    ===========================     ===========================


3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

       These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. As of June 30, 2000 the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and voice). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through integral growth and through acquisitions; (iii) implement additional revenue generating services; and (iv) control its management of subscribers by using advanced integrated management information systems. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment, and @Entertainment's parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

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

4. RECLASSIFICATIONS

Certain amounts have been reclassified in the correspondiong period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the six months ended June 30, 2000.

5. LOSS PER SHARE

Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for three month periods and six month periods ended June 30, 2000 and 1999.

6. COMMITMENTS AND CONTINGENCIES

Programming Commitments

The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. At June 30, 2000, the Company had a minimum commitment under such agreements of approximately $25,538,000 over the next five years approximating $5,457,000 for the remainder of 2000, $5,003,000 in 2001, $4,872,000 in 2002,
$5,078,000 in 2003 and $5,128,000 in 2004. For the six months ended June 30,
2000 and 1999, the Company incurred programming fees of approximately $11,716,000 and $12,886,000 respectively, pursuant to these agreements.

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

On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000 Wizja TV B.V., an affiliate of PCI, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged.

In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV) have asserted similar claims against the Company but have not yet filed suit. The aforementioned settlement does not include the remaining minority shareholders.

7.    SUBSEQUENT EVENTS

On July 26, 2000 the Polish Ministry of Telecommunication issued a 15-year data transmission license to Polska Telewizja Kablowa Operator Sp. z o.o., owned in part by subsidiaries of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license will allow PTK Operator Sp. z o.o. to provide broadband internet services to its customers.


As of June 30, 2000 about 76% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                            JUNE 30,        DECEMBER 31,
                                                                              2000             1999
                                                                          -------------   ---------------
                                                                           (UNAUDITED)

                                                                                  (IN THOUSANDS)
Current assets:
     Cash and cash equivalents                                            $       4,242   $         2,838
     Trade accounts receivable, net of allowances of $2,057 in 2000
        and $1,568  in 1999                                                       8,061             5,909
     VAT recoverable                                                                  -             1,285
     Prepayments                                                                    344               568
     Other current assets                                                           420               350
                                                                          -------------   ---------------
        Total current assets                                                     13,067            10,950
                                                                          -------------   ---------------

     Property, plant and equipment:
        Cable television system assets                                           94,732            92,535
        Construction in progress                                                  7,398             5,632
        Vehicles                                                                    393               498
        Other                                                                     7,440             6,288
                                                                          -------------   ---------------
                                                                                109,963           104,953
            Less accumulated depreciation                                       (13,270)           (6,067)
                                                                          -------------   ---------------
            Net property, plant and equipment                                    96,693            98,886

     Inventories for construction                                                 5,976             4,453
     Intangibles, net                                                           307,707           338,771
                                                                          -------------   ---------------


                 Total assets                                             $     423,443   $       453,060
                                                                          =============   ===============



                See accompanying notes to unaudited consolidated
                             financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    JUNE 30,         DECEMBER 31,
                                                                      2000              1999
                                                                 --------------    ---------------
                                                                  (UNAUDITED)

                                                                          (IN THOUSANDS)
Current liabilities:
     Accounts payable and accrued expenses                       $       17,532    $        18,825
     Deferred revenue                                                     2,014                594
                                                                 --------------    ---------------
        Total current liabilities                                        19,546             19,419

Long-term liabilities:
     Due to affiliate                                                    53,717             52,358
     Notes payable to PCI                                               197,361            176,815
                                                                 --------------    ---------------
        Total liabilities                                               270,624            248,592
                                                                 --------------    ---------------

Stockholders' equity:
     Capital stock, $0.50 par value; 200,000 shares
        authorized, issued and outstanding                                  100                100
     Paid-in capital                                                    267,564            267,564
     Accumulated other comprehensive loss                               (51,585)           (30,950)
     Accumulated deficit                                                (63,260)           (32,246)
                                                                 --------------    ---------------
        Total stockholders' equity                                      152,819            204,468
                                                                 --------------    ---------------


        Total liabilities and stockholders' equity               $      423,443    $       453,060
                                                                 ==============    ===============



                See accompanying notes to unaudited consolidated
                             financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       SUCCESSOR          PREDECESSOR        SUCCESSOR            PREDECESSOR
                                                        (NOTE 2)            (NOTE 2)          (NOTE 2)              (NOTE 2)
                                                     ------------         ------------      ------------          -----------
                                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                     ------------         ------------      ------------          -----------
                                                          2000                1999              2000                  1999
                                                     ------------         ------------      ------------          -----------
                                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue                             $     16,185         $     14,182      $     32,109          $    24,392

Operating expenses:
      Direct operating expenses                            11,446               10,365            22,953               17,288
      Selling, general and administrative expenses          5,002                3,626             7,789                5,542
      Depreciation and amortization                        10,590                3,491            20,482                7,261
                                                     ------------         ------------      ------------          -----------
           Total operating expenses                        27,038               17,482            51,224               30,091
                                                     ------------         ------------      ------------          -----------

           Operating loss                                 (10,853)              (3,300)          (19,115)              (5,699)

Interest income                                                39                   26               105                   37
Interest expense                                           (3,785)              (3,462)           (7,301)              (6,846)
Foreign exchange loss, net                                 (4,277)                 271            (4,679)              (1,687)
                                                     ------------         ------------      ------------          -----------

      Loss before income taxes                            (18,876)              (6,465)          (30,990)             (14,195)

Income tax expense                                             (8)                  (8)              (24)                 (27)
Minority interest                                               -                    -                 -                    -

      Net loss                                       $    (18,884)        $     (6,473)     $    (31,014)         $   (14,222)
                                                     ============         ============      ============          ===========

Basic and diluted net loss per common share          $     (94.42)        $     (32.37)     $    (155.07)         $    (71.11)
                                                     ------------         ------------      ------------          -----------



                See accompanying notes to unaudited consolidated
                             financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                             SUCCESSOR          PREDECESSOR        SUCCESSOR             PREDECESSOR
                                              (NOTE 2)            (NOTE 2)          (NOTE 2)               (NOTE 2)
                                            ------------        -----------       ------------           ------------
                                               THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                            ------------        -----------       ------------           ------------
                                                 2000               1999              2000                    1999
                                            ------------        -----------       ------------           ------------
                                                                       (IN THOUSANDS)
Net loss                                    $    (18,884)       $    (6,473)      $    (31,014)          $    (14,222)

Other comprehensive (loss) / income:
    Translation adjustment                       (21,375)             2,102            (20,635)               (12,657)
                                            ------------        -----------       ------------           ------------

Comprehensive loss                          $    (40,259)       $    (4,371)      $    (51,649)          $    (26,879)
                                            ============        ===========       ============           ============



                See accompanying notes to unaudited consolidated
                             financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                SUCCESSOR (NOTE 2)       PREDECESSOR (NOTE 2)
                                                                               -------------------       --------------------
                                                                                SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30, 2000              JUNE 30, 1999
                                                                               -------------------       --------------------
                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                                    $         (31,014)       $           (14,222)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
        Depreciation and amortization                                                       20,482                      7,261
        Interest expense added to notes payable
           to PCI                                                                            7,233                      6,846
     Unrealized foreign exchange gain                                                        2,676                          -
        Changes in operating assets and liabilities:
           Accounts receivable                                                              (2,478)                    (2,549)
           Other current assets                                                              1,317                       (202)
           Accounts payable                                                                 (7,143)                    (4,030)
           Deferred revenue                                                                  1,453                      1,229
           Amounts due to affiliates                                                         1,359                     12,614
           Other                                                                                 -                          -
                                                                               -------------------       --------------------
              Net cash provided by operating activities                                     (6,115)                     6,947
                                                                               -------------------       --------------------

Cash flows from investing activities:
     Construction and purchase of property, plant and equipment                             (5,447)                    (8,163)
     Purchase of intangible assets                                                            (278)                      (145)
                                                                               -------------------       --------------------
           Net cash used in investing activities                                            (5,725)                    (8,308)
                                                                               -------------------       --------------------

Cash flows from financing activities:
           Proceeds from borrowings from affiliates                                         13,313                      2,385
                                                                               -------------------       --------------------
           Net cash provided by financing activities                                        13,313                      2,385
                                                                               -------------------       --------------------
           Net decrease in cash                                                              1,473                      1,024

     Effect of exchange rates on cash and cash equivalents                                     (69)                         -
     Cash and cash equivalents at beginning of the period                                    2,838                      1,463
                                                                               -------------------       --------------------

     Cash and cash equivalents at end of the period                            $             4,242       $              2,487
                                                                               ===================       ====================

     Supplemental cash flow information:
           Cash paid for interest                                              $                 -       $                400
                                                                               ===================       ====================
           Cash paid for income taxes                                          $                17       $                 16
                                                                               ===================       ====================



                See accompanying notes to unaudited consolidated
                             financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

1. BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of June 30, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 1999 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

On June 2, 1999, PCBV's indirect parent @Entertainment, Inc. ("@Entertainment") entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of @Entertainment in an all cash transaction valuing @Entertainment's shares of common stock at $19.00 per share.

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

PCBV prior to the Acquisition, is herein referred to as the "Predecessor" while PCBV after the Acquisition is referred to as the "Successor".

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @Entertainment restated some of its assets and liabilities on August 5, 1999. At that date the Notes of @Entertainment and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At that time @Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of $979.3 million. In the second quarter of 2000, this figure increased by $12.0 million to $991.3 due to the results of an arbitration between @Entertainment and another party. As a result of the Acquisition, UPC pushed down its basis to @Entertainment establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. PCBV was allocated approximately $354 million of goodwill.

The following pro forma condensed consolidated results for the six months ended June 30, 2000 and 1999, give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that the goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. There was no tax effect from these adjustments because of the significant net losses.


                                         SIX MONTHS ENDED JUNE
                                          30, 2000 (UNAUDITED)            SIX MONTHS ENDED JUNE 30, 1999 (UNADITED)
                                      -------------------------    -------------------------------------------------------

                                             HISTORICAL                   HISTORICAL                    PRO FORMA
Service and other revenue             $                  32,109    $                  23,392     $                  24,392
                                      =========================    =========================     =========================

Net loss                              $                 (31,014)   $                 (14,222)    $                 (26,024)
                                      =========================    =========================     =========================


3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, PCBV has incurred substantial operating losses since inception. As of June 30, 2000, PCBV had negative working capital. Additionally, PCBV is currently and is expected to continue to be highly leveraged. The ability of PCBV to meet its debt service obligations will depend on the future operating performance and financial results of PCBV as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. PCBV's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of PCBV believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and voice). As such, PCBV has focused its financial and business efforts toward its position in the cable market. PCBV's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, PCBV intends to (i) develop and control thecontent of programming on its cable systems; (ii) increase its distribution capabilities through its internal growth and through acquisitions; (iii) implement additional revenue generating services; and (iv) control its management of subscribers by using advanced integrated management information systems. If PCBV's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, PCBV may need to obtain greater amounts of additional financing. While it is PCBV's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to PCBV in the future, or, if available, that they could be obtained on terms acceptable to PCBV.

      PCBV is also dependent on PCI, PCI's parent, @Entertainment, and @Entertainment's parent, UPC, to provide financing to achieve PCBV's business strategy. UPC has declared that it will continue to financially support PCBV and its subsidiaries as a going concern, and accordingly enable PCBV and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

Several of the PCBV's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. The management of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. PCBV is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. RECLASSIFICATIONS

Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the six months ended June 30, 2000.

5. LOSS PER SHARE

Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for the six month periods ended June 30, 2000 and 1999.

6. LITIGATION AND CLAIMS

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

On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, in June 2, 2000, Wizja TV B.V., an affiliate of PCI, purchased approximately 1.4% of the outstanding shares of the Company for a price of approximately $2.2 million. The case has been dismissed and releases exchanged.

In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV) have asserted similar claims against PCI but have not yet filed suit. The aforementioned settlement does not include the remaining minority shareholders.

7. SUBSEQUENT EVENTS

On July 26, 2000 the Polish Ministry of Telecommunication issued a 15-year data transmission license to Polska Telewizja Kablowa Operator Sp. z o.o., owned in part by the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license will allow the PTK Operator Sp. z o.o. to provide broadband internet services to its customers.

As of June 30, 2000 about 76% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP
S.A. would give its approval to permit other uses of the conduits.

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

The risks, uncertainties and other factors that might cause such differences include but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, including new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with, government regulations; (vi) the development and provision of programming for new television and telecommunications technologies;
(vii) the continued strength of competitors in the multichannel video programming distribution industry and satellite services industry and the growth of satellite delivered programming; (viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to attract and hold qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) and acquisition opportunities and (xiv) the Company's new ownership structure.

OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,793,300 homes passed and approximately 1,038,300 total subscribers as at June 30, 2000. The Company continues to realize subscriber growth mainly through a combination of new network build-out and acquisitions.

The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At June 30,

2000, approximately 71.7% of the Company's subscribers received its basic package. Currently, almost all of the Company's cable revenues are derived from monthly subscription fees.

During 1998 and 1999, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 25 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. The Company is planning to launch internet services on certain of its cable networks in the coming months and has been investing in upgrading its network to provide this service.

As of June 30, 2000 about 76% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits.

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

The Company generated an operating loss of $21.2 million for the six months ended June 30, 2000, in the compare to $10.4 million for the six months ended June 30, 1999, primarily due amortization charges related to goodwill pushed down as a result of the Acquisition of @Entertainment and the expansion of the Company's cable networks.

In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, income taxes, gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported positive EBITDA of $0.3 million and $0.1 million for the three months ended June 30, 2000 and 1999 respectively, and $1.4 million and $1.8 million for six months ended June 30, 2000 and 1999 respectively.

CABLE TELEVISION REVENUE. Revenue increased $1.7 million or 11.0% from $15.5 million in the three months ended June 30,1999 to $17.2 million in the three months ended June 30, 2000 and $3.7 million or 12.2% from $30.3 million in the six months ended June 30, 1999 to $34.0 million in the six months ended June 30, 2000. This increase was primarily attributable to a 5.9% increase in the number of basic and intermediate subscribers from approximately 747,600 at June 30, 1999 to approximately 791,400 at June 30, 2000, as well as an increase in monthly subscription rates. The increase in basic and intermediate subscribers was primarily due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented almost all of the Company's cable television revenue for the three and six months ended June 30, 2000 and 1999. During the three and six months ended June 30, 2000, the Company generated approximately $1.2 million and $2.1 million, respectively, of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport to cable subscribers as compared to $0.5 million and $1.1 million for the same periods in 1999.

DIRECT OPERATING EXPENSES. Direct operating expenses decreased $2.2 million, or 21.0%, from $10.5 million for the three months ended June 30, 1999 to $8.3 million for the three months ended June 30, 2000 and decreased $0.7 million, or %3.4 from $20.6 million for the six months ended June 30, 1999 to $19.9 million for the six months ended June 30, 2000, principally as a result of restructuring of programming agreements with Wizja TV, a sister corporation of the Company. Direct operating expenses decreased from 67.7% of revenues for the three months ended June 30, 1999 to 48.3% of revenues for the three months ended June 30, 2000 and decreased from 68.0% of revenues for the six months ended June 30, 1999 to 58.5% of revenues for the six months ended June 30, 2000. However, without considering the programming cost for the purchase of the Wizja programming package recorded in 2000 and 1999 the comparison would have been 25.5% and 31.6% for the six months ended June 30, 2000 and 1999 respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.7 million or 77.1% from $4.8 million for the three months ended June 30, 1999 to $8.5 million for the three months ended June 30, 2000 and increased $4.9 million or 62.8% from $7.8 million for the six months ended June 30, 1999 to $12.7 million for the six months ended June 30, 2000. This increase was mainly due to the cost of providing programming guides to customers and increased selling and marketing activity compared to the previous year.

As a percentage of revenue, selling, general and administrative expenses increased from 31.0% for the three months ended June 30, 1999 to approximately 49.4% for the three months ended June 30, 2000 and increased from 25.7% for the six months ended June 30, 1999 to approximately 37.4% for the six months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $4.8 million, or 76.2%, from $6.3 million for the three months ended June 30, 1999 to $11.1 million for the three months ended June 30, 2000 and $10.4 million, or 85.2%, from $12.2 million for the six months ended June 30, 1999 to $22.6 million for the six months ended June 30, 2000, principally as a result of depreciation and amortization of additional goodwill pushed down as a result of Acquisition and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.6% for the three months ended June 30, 1999 to 64.5% for the three months ended June 30, 2000 and from 40.3% for the six months ended June 30, 1999 to 66.5% for the six months ended June 30, 2000.

INTEREST EXPENSE. Interest expense decreased $2.9 million, or 80.6%, from $3.6 million for the three months ended June 30, 1999 to $0.7 million for the three months ended June 30, 2000 and decreased $6.2 million, or 82.7%, from $7.5 million for the six months ended June 30, 1999 to $1.3 million for the six months ended June 30, 2000. The decrease is a result of repurchase of most of its 9 7/8% Senior Notes due 2002 in the fourth quarter of 1999.

INTEREST AND INVESTMENT INCOME. Interest and investment income increased $38,000, or 100%, from none for the three months ended June 30, 1999 to $38,000 for the three months ended June 30, 2000 and decreased $168,000, or 61.5%, from $273,000 for the six months ended June 30, 1999 to $105,000 for the six months ended June 30, 2000, primarily due to the reduction in the level of cash used to fund the Company's operations.

FOREIGN EXCHANGE LOSS, NET. For the three months ended June 30, 2000, foreign exchange loss amounted to $4.7 million as compared to a foreign exchange gain of $0.1 million for the three months ended June 30, 1999 and for the six months ended June 30, 2000, foreign exchange loss amounted to $5.1million as compared to a foreign exchange loss of $1.5 million for the six months ended
June 30, 1999.

INCOME TAX / EXPENSE. The Company recorded $22,000 of income tax expense for the three months ended June 30, 2000, as compared to $8,000 for the three months ended June 30, 1999 and $40,000 of income tax expense for the six months ended June 30, 2000, as compared to $27,000 for the six months ended June 30, 1999.

NET LOSS. For the three months ended June 30, 2000 and the three months ended June 30, 1999, the Company had net losses of $16.1 million and $9.7 million, respectively, and for the six months ended June 30, 2000 and the six months ended June 30, 1999, the Company had net losses of $27.5 million and $19.2 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $10.6 million for the three months ended June 30, 1999 to $20.6 million for the three months ended June 30, 2000 and from $21.0 million for the six months ended June 30, 1999 to $36.5 million for the six months ended June 30, 2000 due to the accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from @Entertainment, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due 2003 ("PCI Notes"). The Company had negative cash flows from operating activities of $4.1 and $4.6 million for six months ended June 30, 2000 and 1999, respectively, due to increase in amounts due to affiliates.

Since the acquisition of all of the outstanding stock of the Company's parent, @Entertainment, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Manditorily Redeemable Debenture Stock for $140 million to @Entertainment and an additional debt contribution of $13.3 million from @Entertainment.

Cash used for the purchase and expansion of the Company's cable television networks was $5.8 million and $9.5 million for six months ended June 30, 2000 and 1999, respectively.

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

The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $197,361,000 at June 30, 2000 and $176,815,000, $160,830,000 and $134,509,000 at December 31, 1999, 1998 and 1997,
respectively.

The indenture covering the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's PCI Notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of Entertainment constituted a Change of Control. Accordingly, PCI made an offer to repurchase (the "Offer") from the holders of the PCI Notes. The Offer expired at 12:01 PM, New York City time, on November 2, 1999.

In accordance with the terms of the indenture governing the PCI Notes, the Company was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 5, 1999, the Company had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, the Company has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, PCI sold @Entertainment 14,000 shares of its Mandatorily Redeemable Debenture Stock for a total of $140 million on an as-issued basis. The Debenture Stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% annum from November 3, 1999 to the date of redemption, compounded annually. UPC funded @Entertainment's purchase of the Mandatorily Redeemable Debenture Stock. The Company will pledge to @Entertainment intercompany notes issued by PCBV in an aggregated principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge.

The Company's cash on hand will be insufficient to satisfy its commitments and to complete its current business plan. UPC and @Entertainment are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private equity, debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, @Entertainment, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment, and @Entertainment's parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2001.

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

On December 3, 1999 the SEC Staff Accounting Bulletin No. 101 ("SAB 101") was released and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues On March 24 and June 26, 2000, the staff issued the Staff Accounting Bulletin No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101, which now will be implemented in the Company in the fourth quarter of 2000, instead of the Company's first quarter of 2000, as originally provided in SAB 101. The Company is currently assessing the effect of this new guidance.

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

International operations constitute 100% of the Company's consolidated operating loss for the six months ended June 30, 2000. Some of the Company's operating and financing expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that 10% change in foreign exchange rates would impact reported operating loss by approximately $0.7 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $0.7 million increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 14.9% in 1997, and approximately 7.3% in 1999. The rate of inflation for the six month period ended June 30, 2000 was approximately 6.4%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999 and 5.8% in the first six months of 2000. The Polish zloty was released to float freely against the U.S. dollar in April 2000. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

ITEM 5. OTHER INFORMATION:
    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the second quarter of 2000.

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     POLAND COMMUNICATIONS, INC.


     By: /s/ Nimrod J. Kovacs
         ---------------------------------
     Nimrod J. Kovacs
     Chairman of the Board of Directors


     By: /s/ Simon Boyd
         ---------------------------------
     Simon Boyd
     Chief Financial Officer


Date: August 14, 2000