Form 10-Q
period 2000-09-30
POLAND COMMUNICATIONS INC
filed 2000-11-14
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

The number of shares outstanding of Poland Communications, Inc.'s common stock as of September 30, 2000, was:

                         Common Stock               18,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           POLAND COMMUNICATIONS, INC.

                                 FORM 10-Q INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



                                                                                       PAGE NO.

PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Poland Communications, Inc.
                                 Consolidated Balance Sheets                            3-4
                                 Consolidated Statements of Operations                  5
                                 Consolidated Statements of Comprehensive Loss          6
                                 Consolidated Statements of Cash Flows                  7

                                 Notes to Consolidated Financial Statements             8-12

                    Poland Cablevision (Netherlands) B.V.

                                  Consolidated Balance Sheets                           13-14
                                  Consolidated Statements of Operations                 15
                                  Consolidated Statements of Comprehensive Loss         16
                                  Consolidated Statements of Cash Flows                 17

                                  Notes to Consolidated Financial Statements            18-21

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       22-26

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                                   27

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                   28

         Item 2.    Changes in Securities and Use of Proceeds                           28

         Item 3.    Defaults Upon Senior Securities                                     28

         Item 4.    Submission of Matters to a Vote of Security Holders                 28

         Item 5.    Other Information                                                   28

         Item 6.    Exhibits and Reports on Form 8-K                                    28

                           POLAND COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                September 30,      December 31,
                                                                                     2000              1999
                                                                                  ---------         ---------
                                                                                 (unaudited)
                                                                                        (in thousands)

Current assets:
         Cash and cash equivalents                                                $   2,955         $   3,374
         Trade accounts receivable, net of allowance for doubtful accounts
                  of $4,007 in 2000 and $2,419 in 1999                                7,332             6,156
         VAT recoverable                                                                 --             1,243
         Prepayments                                                                    442               890
         Other current assets                                                           313               298
                                                                                  ---------         ---------
                  Total current assets                                               11,042            11,961
                                                                                  ---------         ---------

Property, plant and equipment:
         Cable television systems assets                                            124,803           123,845
         Construction in progress                                                     9,554             6,382
         Vehicles                                                                       609               741
         Other                                                                        7,482             6,120
                                                                                  ---------         ---------
                                                                                    142,448           137,088

         Less accumulated depreciation                                              (20,449)           (7,478)
                                                                                  ---------         ---------
                  Net property, plant and equipment                                 121,999           129,610

Inventories for construction                                                          7,721             5,373
Intangibles, net of accumulated amortization of
         $28,645 in 2000 and $10,947 in 1999                                        332,656           377,846
Other assets                                                                              2               141
                                                                                  ---------         ---------

                  Total assets                                                    $ 473,420         $ 524,931
                                                                                  =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                      September 30,      December 31,
                                                                           2000              1999
                                                                        ---------         ---------
                                                                       (unaudited)
                                                                              (in thousands)

Current liabilities:
         Accounts payable and accrued expenses                          $  20,281         $  23,438
         Accrued interest                                                     591               243
         Deferred revenue                                                   2,168               759
                                                                        ---------         ---------
                  Total current liabilities                                23,040            24,440
                                                                        ---------         ---------

Long-term liabilities:
         Due to affiliate                                                  46,311            25,434
         Notes payable to parent                                            8,503             7,763
         Notes payable                                                     15,664            16,456
                                                                        ---------         ---------
                  Total liabilities                                        93,518            74,093
                                                                        ---------         ---------

Redeemable preferred stock (liquidation value $60,000,000;
6,000 shares authorized, issued and outstanding)                           37,773            34,695
Mandatorily Redeemable Debenture Stock, 30,000 shares
authorized; 14,000 shares issued and outstanding
(including accrued dividend)                                              152,833           142,333

Commitments and contingencies (note 6)                                         --                --

Stockholder's equity:
         Common stock, $.01 par value; 27,000 shares authorized,
         18,948 shares issued and outstanding                                   1                 1
         Paid-in capital                                                  337,396           342,315
         Accumulated other comprehensive loss                             (72,854)          (35,376)
         Accumulated deficit                                              (75,247)          (33,130)
                                                                        ---------         ---------
                  Total stockholder's equity                              189,296           273,810
                                                                        ---------         ---------

                  Total liabilities and stockholder's equity            $ 473,420         $ 524,931
                                                                        =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Successor     Successor      |  Predecessor     Successor     Predecessor
                                                     (note 2)       (note 2)      |    (note 2)       (note 2)       (note 2)
                                                                                  |
                                                     --------       --------      |    --------       --------       --------
                                                                                  |                  Nine months
                                                  Three months     Two months     |    One month        ended       Seven months
                                                ended September  ended September  |  ended July 31,  September 30, ended July 31,
                                                     30, 2000       30, 1999      |      1999           2000           1999
                                                     --------       --------      |   --------       --------       --------
                                                                     (in thousands, except per share data)

                                                                                  |
Cable television revenue                           $   17,094      $  10,687      |   $  5,170     $   51,124     $   35,434
                                                                                  |
Operating expenses:                                                               |
      Direct operating expenses                        11,092          7,454      |      3,660         30,981         24,270
      Selling, general and administrative expenses      5,846          4,227      |      1,461         18,557          9,281
      Depreciation and amortization                    11,389          7,877      |      1,605         33,980         13,819
                                                     --------       --------      |   --------       --------       --------
Total operating expenses                               28,327         19,558      |      6,726         83,518         47,370
                                                     --------       --------      |   --------       --------       --------
                                                                                  |
      Operating loss                                  (11,233)        (8,871)     |     (1,556)       (32,394)       (11,936)
                                                                                  |
Interest and investment income / (loss), net               66            (68)     |       (106)           171            167
Interest expense                                         (602)        (2,588)     |     (1,061)        (1,900)        (8,578)
Foreign exchange gain / (loss), net                    (2,800)        (1,855)     |      1,214         (7,910)          (295)
                                                     --------       --------      |   --------       --------       --------
                                                                                  |
                                                                                  |
      Loss before income taxes                        (14,569)       (13,382)     |     (1,509)       (42,033)       (20,642)
                                                                                  |
Income tax expense                                        (44)            (3)     |         (3)           (84)           (30)
                                                     --------       --------      |   --------       --------       --------
                                                                                  |
                                                                                  |
      Net loss                                        (14,613)       (13,385)     |     (1,512)       (42,117)       (20,672)
                                                                                  |
      Accretion of redeemable preferred stock          (1,055)          (613)     |       (306)        (3,078)        (2,113)
      Accrued dividend on Mandatorily Redeemable                                  |
      Debenture Stock                                  (3,500)            --      |       --          (10,500)          --
                                                                                  |
Net loss applicable to holders of common stock     $  (19,168)     $ (13,998)     |   $ (1,818)    $  (55,695)    $  (22,785)
                                                   ==========      =========      |   ========     ==========     ==========
                                                                                  |
Basic and diluted loss per common share            $(1,011.61)     $ (738.76)     |   $ (95.95)    $(2,939.36)    $(1,202.50)
                                                   ==========      =========      |   ========     ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                            Successor       Successor       |  Predecessor        Successor       Predecessor
                                            (note 2)         (note 2)       |   (note 2)          (note 2)         (note 2)
                                            --------         --------       |   --------          --------         --------
                                           Three months   Two months ended  |   One month     Nine months ended  Seven months
                                         ended September   September 30,    | ended July 31,   September 30,    ended July 31,
                                            30, 2000            1999        |     1999              2000             1999
                                            --------         --------       |  --------          --------         --------
                                                                          (in thousands)

                                                                            |
Net loss                                    $(14,613)        $(13,385)      |   $ (1,512)         $(42,117)        $(20,672)
Other comprehensive (loss) / income:                                        |
Translation adjustment                       (13,983)         (31,528)      |      1,775           (37,478)         (15,947)
                                                                            |
                                            --------         --------       |   --------          --------         --------
Comprehensive loss                          $(28,596)        $(44,913)      |   $    263          $(79,595)        $(36,619)
                                            ========         ========       |   ========          ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Successor    Successor    | Predecessor
                                                                                           (note 2)     (note 2)    |  (note 2)
                                                                                           --------     --------    |  --------
                                                                                         Nine months  Two months    | Seven months
                                                                                           ended         ended      |   ended
                                                                                        September 30,  September 30,|   July 31,
                                                                                             2000         1999      |   1999
                                                                                           --------     --------    | --------
                                                                                                     (in thousands)
                                                                                                                    |
Cash flows from operating activities:                                                                               |
         Net loss                                                                            $(42,117)    $(13,385) |   $(20,672)
         Adjustments to reconcile net loss to                                                                       |
           net cash provided by operating activities:                                                               |
         Depreciation and amortization                                                         33,980        7,877  |     13,819
         Unrealized foreign exchange loss                                                       6,874           --  |         --
                  Changes in operating assets and liabilities:                                                      |
                           Accounts receivable                                                 (1,714)         700  |     (2,400)
                           Other current assets                                                (1,338)        (827) |      2,138
                           Accounts payable                                                    (4,429)       1,047  |     (5,566)
                           Accrued interest                                                       348        2,442  |        767
                           Amounts due to affiliate                                             7,926        3,312  |     12,996
                           Deferred revenue                                                     1,475          243  |        879
                                                                                             --------     --------  |   --------
                                    Net cash provided by operating activities                   1,005        1,409  |      1,961
                                                                                             --------     --------  |   --------
Cash flows from investing activities:                                                                               |
                           Construction and purchase of property,                                                   |
                             plant and equipment                                              (16,672)      (4,398) |    (13,025)
                           Notes receivable from affiliate                                         --           --  |        449
                           Purchase of intangibles                                             (1,333)        (194) |     (1,036)
                           Purchase of subsidiaries net of cash received                           --           --  |     (6,860)
                                                                                             --------     --------  |   --------
                                    Net cash used in investing activities                     (18,005)      (4,592) |    (20,472)
                                                                                             --------     --------  |   --------
Cash flows from financing activities:                                                                               |
                           Proceeds from notes payable                                             --           --  |      7,713
                           Proceeds from parent                                                13,691        1,272  |      8,917
                           Capital increase                                                     3,860           --  |      6,000
                           Repayment of notes payable                                            (840)         135  |       (445)
                                                                                             --------     --------  |   --------
                                    Net cash provided by financing activities                  16,711        1,407  |     22,185
                                                                                             --------     --------  |   --------
                                    Net increase/ (decrease) in cash and                                            |
                                      cash equivalents                                           (289)      (1,776) |      3,674
                                                                                                                    |
Effect of exchange rates on cash and cash equivalents                                            (130)          --  |         --
Cash and cash equivalents at beginning of period                                                3,374        6,248  |      2,574
                                                                                             --------     --------  |   --------
Cash and cash equivalents at end of period                                                   $  2,955     $  4,472  |   $  6,248
                                                                                             ========     ========  |   ========
Supplemental cash flow information:                                                                                 |
                           Cash paid for interest                                            $    895     $    365  |   $  7,304
                                                                                             ========     ========  |   ========
                           Cash paid for income taxes                                        $     97     $     53  |   $     47
                                                                                             ========     ========  |   ========

     See accompanying notes to unaudited consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 AND 1999

1. BASIS OF PRESENTATION

The information furnished by Poland Communications, Inc. and its subsidiaries("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the SEC (the "1999 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

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

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments 'pushed-down' to the consolidated financial statements of @Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @Entertainment restated some of its assets and liabilities on August 5, 1999. At that date the Notes of @Entertainment and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At that time @Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of $979.3 million. During the period of nine months ended September 30, 2000, this figure increased by $12.3 million to $991.6 mainly due to the results of an arbitration between @Entertainment and another party. As a result of the Acquisition, UPC pushed down its basis to @Entertainment establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $417.1 million of goodwill of which $4.8 million is related to the arbitration described above.

The following pro forma condensed consolidated results for the nine months ended September 30, 1999, give effect to the Acquisition of @Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transactions had occurred at the beginning of the period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net losses.


                                   Nine months ended
                                  September 30, 2000        Nine months ended September 30, 1999

                                      (unaudited)                       (unaudited)
                                       --------               --------------------------------
                                      Historical             Historical              Pro Forma
Service and other revenue              $ 51,124               $ 46,121               $ 46,121
                                       ========               ========               ========
Net loss                               $(42,117)              $(34,057)              $(48,679)
                                       ========               ========               ========

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

       These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. As of September 30, 2000 the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish and other languages programming on a multi-channel basis and other services on cable (i.e. data and voice). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) implement additional revenue generating services; and (iv) control its management of subscribers by using advanced integrated management information systems. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment, and @Entertainment's parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed.

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

4. RECLASSIFICATIONS

Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the nine months ended September 30, 2000.

5. LOSS PER SHARE

Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for each period.

The Company has redeemable preferred stock outstanding that has a mandatory redemption date October 31, 2004. The Company had accretion of redeemable preferred stock of $1,055,000, $613,000, $306,000 for three months ended September 30, 1999, two months ended September 30, 1999 and one month ended July 31, 1999, respectively and $3,078,000, $2,113,000 for nine months ended September 30, 2000 and seven months ended July 31, 1999, respectively.

The Company also has Mandatorily Redeemable Debenture stock, which will be redeemed on December 31, 2003. The Company accrued dividend of $3,500,000 and $10,500,000 on debenture stock for three months ended September 30, 2000 and nine months ended September 30, 2000, respectively.


6. COMMITMENTS AND CONTINGENCIES

Programming Commitments

The Company has entered into programming agreements with certain third party content providers. The programming agreements have terms which range from one to five years and require that payments for programs be paid either at a fixed amount or based upon the number of subscribers connected to the system each month. At September 30, 2000, the Company had a minimum commitment under such agreements of approximately $28,307,000 over the next five years approximating $2,940,000 for the remainder of 2000, $9,267,000 in 2001, $5,186,000 in 2002,
$5,427,000 in 2003 and $5,487,000 in 2004. For the nine months ended September 30, 2000 and 1999, the Company incurred programming fees of approximately $18,028,000 and $21,255,000, respectively.

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

7.    DATA TRANSMISSION LICENSE

On July 26, 2000 the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of @Entertainment, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license will allow that subsidiary to provide broadband internet services to its customers.

As of September 30, 2000 approximately 75% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TP S.A..

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           September 30,    December 31,
                                                                               2000             1999
                                                                          ---------------- ----------------
                                                                            (unaudited)

                                                                                   (in thousands)

Current assets:
     Cash and cash equivalents                                                  $   2,643        $   2,838
     Trade accounts receivable, net of allowances of 3,667 in 2000
        and $1,568  in 1999                                                         7,141            5,909
     VAT recoverable                                                                    -            1,285
     Prepayments                                                                        -              568
     Other current assets                                                             561              350
                                                                          ---------------- ----------------
        Total current assets                                                       10,345           10,950
                                                                          ---------------- ----------------

     Property, plant and equipment:
        Cable television system assets                                             95,542           92,535
        Construction in progress                                                    8,426            5,632
        Vehicles                                                                      391              498
        Other                                                                       7,673            6,288
                                                                          ---------------- ----------------
                                                                                  112,032          104,953
            Less accumulated depreciation                                         (16,645)          (6,067)
                                                                          ---------------- ----------------
            Net property, plant and equipment                                      95,387           98,886

     Inventories for construction                                                   7,192            4,453
     Intangibles, net of accumulated amortization of
        $26,257 in 2000 and $8,635 in 1999                                        292,546          338,771
                                                                          ---------------- ----------------


                 Total assets                                                   $ 405,470        $ 453,060
                                                                          ================ ================

     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 September 30,     December 31,
                                                                      2000             1999
                                                                 --------------- ------------------
                                                                  (unaudited)

                                                                          (in thousands)

Current liabilities:
     Accounts payable and accrued expenses                            $  16,121          $  18,825
     Deferred revenue                                                     1,999                594
                                                                 --------------- ------------------
        Total current liabilities                                        18,120             19,419
                                                                 --------------- ------------------

Long-term liabilities:
     Due to affiliate                                                    57,377             52,358
     Notes payable to PCI                                               206,034            176,815
                                                                 --------------- ------------------
        Total liabilities                                               281,531            248,592
                                                                 --------------- ------------------

Commitments and contingencies (note 6)                                        -                  -
Stockholders' equity:
     Capital stock par value, $0.50 par; 200,000 shares
        authorized, issued and outstanding                                  100                100
     Paid-in capital                                                    267,564            267,564
     Accumulated other comprehensive loss                               (64,205)           (30,950)
     Accumulated deficit                                                (79,520)           (32,246)
                                                                 --------------- ------------------
        Total stockholders' equity                                      123,939            204,468
                                                                 --------------- ------------------


        Total liabilities and stockholders' equity                    $ 405,470          $ 453,060
                                                                 =============== ==================


     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Successor        Successor    |  Predecessor      Successor       Predecessor
                                                       (note 2)          (note 2)   |     (note 2)        (note 2)        (note 2)
                                                       --------          --------   |    --------       --------        --------
                                                     Three months      Two months   |   One month      Nine months    Seven months
                                                   ended September   ended September|   ended July   ended September   ended July
                                                       30, 2000          30, 1999   |    31, 1999       30, 2000        31, 1999
                                                       --------          --------   |    --------       --------        --------

                                                                             (in thousands, except per share data)

Cable television revenue                                $  16,152        $  10,008  |    $  5,143        $  48,261       $  29,535
                                                                                    |
Operating expenses:                                                                 |
    Direct operating expenses                             11,699            7,609   |       3,700           34,652          20,988
    Selling, general and administrative expenses           5,186            3,685   |       1,405           12,975           6,947
    Depreciation and amortization                          9,806            6,300   |       1,465           30,288           8,726
                                                   ---------------  --------------- | -------------  --------------- --------------
        Total operating expenses                           26,691           17,594  |       6,570           77,915          36,661
                                                   ---------------  --------------- | -------------  --------------- --------------
                                                                                    |
        Operating loss                                    (10,539)          (7,586) |      (1,427)         (29,654)         (7,126)
                                                                                    |
Interest and investment income, net                            62               10  |          22              167              59
Interest expense                                           (3,901)          (2,327) |      (1,183)         (11,202)         (8,029)
Foreign exchange gain / (loss), net                        (1,840)          (2,868) |       1,468           (6,519)           (219)
                                                   ---------------  --------------- | -------------  --------------- --------------
                                                                                    |
     Loss before income taxes                             (16,218)         (12,771) |      (1,120)         (47,208)        (15,315)
                                                                                    |
Income tax expense                                            (42)              (3) |          (3)             (66)            (30)
                                                                                    |
     Net loss                                           $ (16,260)       $ (12,774) |    $ (1,123)       $ (47,274)      $ (15,345)
                                                   ===============  =============== | =============  =============== ==============
                                                                                    |
     Basic and diluted net loss per common share        $  (81.30)       $  (63.87) |    $  (5.62)       $ (236.37)      $  (76.73)
                                                   ===============  =============== | =============  =============== ==============

     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                              Successor        Successor     | Predecessor      Successor       Predecessor
                                               (note 2)          (note 2)    |    (note 2)        (note 2)        (note 2)
                                               --------          --------    |    --------        --------        --------
                                             Three months      Two months    |  One month       Nine months    Seven months
                                           ended September   ended September |  ended July    ended September   ended July
                                               30, 2000          30, 1999    |   31, 1999        30, 2000        31, 1999
                                               --------          --------        --------        --------        --------
                                                                      (in thousands)

Net loss                                       $(16,260)        $(12,774)    |   $(1,123)       $(47,274)       $(15,345)
                                                                             |
Other comprehensive (loss) / income:                                         |
Translation adjustment                          (12,620)         (27,297)    |       843         (33,255)        (11,814)
                                             -----------      -----------    | ----------     -----------     -----------
                                                                             |
Comprehensive loss                             $(28,880)        $(40,071)    |   $  (280)       $(80,529)       $(27,159)
                                             ===========      ===========    | ===========     ===========     ===========



     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         Successor            Successor      |      Predecessor
                                                                           (note 2)             (note 2)     |        (note 2)
                                                                           --------             --------     |        --------
                                                                         Nine months          Two months     |     Seven months
                                                                       ended September      ended September  |      ended July
                                                                          30, 2000              30, 1999     |       31, 1999
                                                                          --------              --------             --------
                                                                                             (in thousands)

Cash flows from operating activities:                                                                        |
     Net loss                                                             $ (47,274)          $ (12,774)     |    $ (15,345)
     Adjustments to reconcile net loss to                                                                    |
        net cash provided by operating activities:                                                           |
        Depreciation and amortization                                        30,288               6,300      |        8,726
        Interest expense added to notes payable                                                              |
           to PCI                                                            11,131               2,278      |       10,356
        Unrealized foreign exchange losses                                    4,647                   -      |            -
        Changes in operating assets and liabilities:                                                         |
           Accounts receivable                                               (1,748)                452      |       (2,716)
           Other current assets                                              (1,678)               (497)     |         (263)
           Accounts payable                                                  (1,059)              1,227      |       (4,586)
           Deferred revenue                                                   1,457                 162      |          937
           Amounts due to affiliates                                          5,019               4,408      |       14,853
           Other                                                                  -                   -      |            -
                                                                   -----------------   -----------------     |  ------------
              Net cash provided by operating activities                         783               1,556      |       11,962
                                                                   -----------------   -----------------     |  ------------
                                                                                                             |
Cash flows from investing activities:                                                                        |
     Construction and purchase of property, plant and equipment             (17,776)             (1,560)     |      (10,263)
     Purchase of intangible assets                                           (1,181)                  -      |         (145)
                                                                   -----------------   -----------------     |  ------------
          Net cash used in investing activities                             (18,957)             (1,560)     |      (10,408)
                                                                   -----------------   -----------------     |  ------------
                                                                                                             |
Cash flows from financing activities:                                                                        |
           Proceeds from borrowings from affiliates                          18,088                    -     |            57
                                                                   -----------------   -----------------     |  ------------
          Net cash provided by financing activities                          18,088                    -     |            57
                                                                   -----------------   -----------------     |  ------------
          Net increase/(decrease) in cash                                       (86)                 (4)     |         1,611
                                                                                                             |
     Effect of exchange rates on cash and cash equivalents                     (109)                  -      |             -
     Cash and cash equivalents at beginning of the period                     2,838               3,073      |         1,463
                                                                   -----------------   -----------------     |  ------------
                                                                                                             |
     Cash and cash equivalents at end of the period                       $   2,643           $   3,069      |     $   3,074
                                                                   =================   =================     |  ============
                                                                                                             |
     Supplemental cash flow information:                                                                     |
          Cash paid for interest                                          $     730           $     276      |    $     400
                                                                   =================   =================     |  ===========
          Cash paid for income taxes                                      $      62           $      44      |    $      17
                                                                   =================   =================     |  ===========

     See accompanying notes to unaudited consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000 AND 1999
1. BASIS OF PRESENTATION

Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of September 30, 2000. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 1999 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

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

The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of @Entertainment. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. @Entertainment restated some of its assets and liabilities on August 5, 1999. At that date the Notes of @Entertainment and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At that time @Entertainment had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of $979.3 million. During the period of nine months ended September 30, 2000, this figure increased by $12.3 million to $991.6 due to the results of an arbitration between @Entertainment and another party. As a result of the Acquisition, UPC pushed down its basis to @Entertainment establishing a new basis of accounting as of the acquisition date. @Entertainment allocated goodwill between the business segments based on the investment model used for acquisition. PCBV was allocated approximately $354.0 million of goodwill.

The following pro forma condensed consolidated results for the nine months ended September 30, 1999, give effect to the Acquisition of @ Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that the goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. There was no tax effect from these adjustments because of the significant net losses.


                                       Nine months ended            Nine months ended September 30,  1999
                                      September 30, 2000

                                         (unaudited)                          (unaudited)
                                         -----------                          -----------

                                         Historical                     Historical       Pro Forma
Service and other revenue                   $ 48,261                      $ 39,543       $ 39,543
                                            ========                      ========       ========

Net loss                                    $(47,274)                     $(28,119)      $(41,899)
                                            ========                      ========       ========

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, PCBV has incurred substantial operating losses since inception. As of September 30, 2000, PCBV had negative working capital. Additionally, PCBV is currently and is expected to continue to be highly leveraged. The ability of PCBV to meet its debt service obligations will depend on the future operating performance and financial results of PCBV as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. PCBV's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of PCBV believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish and other language programming on a multi-channel basis and other services on cable (i.e. data and voice). As such, PCBV has focused its financial and business efforts toward its position in the cable market. PCBV's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, PCBV intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through its internal growth and through acquisitions; (iii) implement additional revenue generating services; and (iv) control its management of subscribers by using advanced integrated management information systems. If PCBV's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, PCBV may need to obtain greater amounts of additional financing. While it is PCBV's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to PCBV in the future, or, if available, that they could be obtained on terms acceptable to PCBV.

      PCBV is also dependent on PCI, PCI's parent, @Entertainment, and @Entertainment's parent, UPC, to provide financing to achieve PCBV's business strategy. UPC has declared that it will continue to financially support PCBV and its subsidiaries as a going concern, and accordingly enable PCBV and its subsidiaries to meet their financial obligations if and when needed.

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

4. RECLASSIFICATIONS

Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the nine months ended September 30, 2000.

5. LOSS PER SHARE

Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for each period.


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

7. DATA TRANSMISSION LICENSE

On July 26, 2000 the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of @Entertainment, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license will allow that subsidiary to provide broadband internet services to its customers.

As of September 30, 2000, approximately 75% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TP S.A.

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

OVERVIEW

The Company operates the largest cable television system in Poland with approximately 1,811,300 homes passed and approximately 1,042,500 total subscribers as at September 30, 2000. The Company continues to realize subscriber growth mainly through a combination of new network build-out and acquisitions.

The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30,

2000, approximately 70.7% of the Company's subscribers received its basic package. Currently, almost all of the Company's cable revenues are derived from monthly subscription fees.

During 1998 and 1999, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 26 channels. On September 18, 1999, the Company launched a proprietary premium channel called Wizja Sport. The Company is planning to launch internet services in the last quarter of the year 2000 on certain of its cable networks in the coming months and has been investing in upgrading its network to provide this service.

As of September 30, 2000, approximately 75% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TP S.A."). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TP S.A. There is no guarantee that TP S.A. would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TP S.A.

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

The Company generated an operating loss of $32.4 million for the nine months ended September 30, 2000, by comparison to $20.8 million for the nine months ended September 30, 1999, primarily due to amortization charges related to goodwill pushed down as a result of the Acquisition of @Entertainment, the expansion of the Company's cable networks and introduction of internet services.

In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, income taxes, gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported positive EBITDA of $0.2 million for the three months ended September 30, 2000 and negative EBITDA of $0.9 million for the three months ended September 30, 1999, and positive EBITDA of $1.6 million and $0.9 million for nine months ended September 30, 2000 and 1999 respectively.

CABLE TELEVISION REVENUE. Revenue increased $1.2 million or 7.5% from $15.9 million in the three months ended September 30,1999 to $17.1 million in the three months ended September 30, 2000 and $5.0 million or 10.8% from $46.1 million in the nine months ended September 30, 1999 to $51.1 million in the nine months ended September 30, 2000. This increase was primarily attributable to a 5.5% increase in the number of basic and intermediate subscribers from approximately 743,300 at September 30, 1999 to approximately 784,300 at September 30, 2000, as well as an increase in monthly subscription rates. The increase in basic and intermediate subscribers was primarily due to build-out of the Company's existing cable networks.

Revenue from monthly subscription fees represented almost all of the Company's revenue for the three and nine months ended September 30, 2000 and 1999. During the three and nine months ended September 30, 2000, the Company generated approximately $1.2 million and $3.3 million, respectively, of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport to subscribers as compared to $0.5 million and $1.6 million for the same periods in 1999.

DIRECT OPERATING EXPENSES. Direct operating expenses for the three months ended September 30, 2000 amounted to $11.1 million and remain the same as for three months ended September 30, 1999 and decreased $0.7 million, or 2.2% from $31.7 million for the nine months ended September 30, 1999 to $31.0 million for the nine months ended September 30, 2000, principally as a result of restructuring programming agreements with Wizja TV, an affiliate of the Company. Direct operating expenses decreased from 69.8% of revenues for the three months ended September 30, 1999 to 64.9% of revenues for the three months ended September 30, 2000 and decreased from 68.8% of revenues for the nine months ended September 30, 1999 to 60.7% of revenues for the nine months ended September 30, 2000. However, without considering the programming cost for the purchase of the Wizja programming package recorded in 2000 and 1999 the comparison would have been 22.1% and 34.9% for the nine months ended September 30, 2000 and 1999 respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.1 million or 1.8% from $5.7 million for the three months ended September 30, 1999 to $5.8 million for the three months ended September 30, 2000 and increased $5.1 million or 37.8% from $13.5 million for the nine months ended September 30, 1999 to $18.6 million for the nine months ended September 30, 2000. This increase was mainly due to increased selling and marketing activity compared to the previous year.

As a percentage of revenue, selling, general and administrative expenses decreased from 35.8% for the three months ended September 30, 1999 to approximately 33.9% for the three months ended September 30, 2000 and increased from 29.3% for the nine months ended September 30, 1999 to approximately 36.4% for the nine months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.9 million, or 20.0%, from $9.5 million for the three months ended September 30, 1999 to $11.4 million for the three months ended September 30, 2000 and $12.3 million, or 56.7%, from $21.7 million for the nine months ended September 30, 1999 to $34.0 million for the nine months ended September 30, 2000, principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the Acquisition and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 59.7% for the three months ended September 30, 1999 to 66.7% for the three months ended September 30, 2000 and from 47.1% for the nine months ended September 30, 1999 to 66.5% for the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense decreased $3.0 million, or 83.3%, from $3.6 million for the three months ended September 30, 1999 to $0.6 million for the three months ended September 30, 2000 and decreased $9.3 million, or 83.0%, from $11.2 million for the nine months ended September 30, 1999 to $1.9 million for the nine months ended September 30, 2000. The decrease is a result of repurchase of most of its 9 7/8% Senior Notes due 2003 in the fourth quarter of 1999.

INTEREST AND INVESTMENT INCOME/LOSS, NET. Interest and investment income increased $240,000, or 137.9%, from loss of $174,000 for the three months ended September 30, 1999 to gain of $66,000 for the three months ended September 30, 2000 and increased $72,000, or 72.7%, from $99,000 for the nine months ended September 30, 1999 to $171,000 for the nine months ended September 30, 2000, primarily due to the reduction in the level of cash used to fund the Company's operations.

FOREIGN EXCHANGE LOSS, NET. For the three months ended September 30, 2000, foreign exchange loss amounted to $2.8 million as compared to a foreign exchange loss of $0.6 million for the three months ended September 30, 1999 and for the nine months ended September 30, 2000, foreign exchange loss amounted to $7.9 million as compared to a foreign exchange loss of $2.2 million for the nine months ended September 30, 1999.

INCOME TAX / EXPENSE. The Company recorded $44,000 of income tax expense for the three months ended September 30, 2000, as compared to $6,000 for the three months ended September 30, 1999 and $84,000 of income tax expense for the nine months ended September 30, 2000, as compared to $33,000 for the nine months ended September 30, 1999.

NET LOSS. For the three months ended September 30, 2000 and the three months ended September 30, 1999, the Company had net losses of $14.6 million and $14.9 million, respectively, and for the nine months ended September 30, 2000 and the nine months ended September 30, 1999, the Company had net losses of $42.1 million and $34.1 million, respectively. These losses were the result of the factors discussed above.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $15.8 million for the three months ended September 30, 1999 to $19.2 million for the three months ended September 30, 2000 and from $36.8 million for the nine months ended September 30, 1999 to $55.7 million for the nine months ended September 30, 2000 due to the accretion of redeemable preferred stock and debenture stock, and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its cash requirements in recent years primarily with (i) capital contributions and loans from @Entertainment, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due 2003 ("PCI Notes"). The Company had positive cash flows from operating activities of $1.0 and $3.4 million for nine months ended September 30, 2000 and 1999, respectively, due to increase in amounts due to affiliates.

Since the acquisition of all of the outstanding stock of the Company's parent, @Entertainment, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Manditorily Redeemable Debenture Stock for $140.0 million to @Entertainment and an additional debt and capital contribution from @Entertainment.

Cash used for the purchase and expansion of the Company's cable television networks was $16.7 million and $17.4 million for nine months ended September 30, 2000 and 1999, respectively.

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

The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $206,034,000 at September 30, 2000 and $176,815,000, $160,830,000 and $134,509,000 at December 31, 1999, 1998 and
1997, respectively.

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

To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, PCI sold @Entertainment 14,000 shares of its Mandatorily Redeemable Debenture Stock for a total of $140.0 million on an as-issued basis. The Debenture Stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% annum from November 3, 1999 to the date of redemption, compounded annually. UPC funded @Entertainment's purchase of the Mandatorily Redeemable Debenture Stock. The Company will pledge to @Entertainment intercompany notes issued by PCBV in an aggregated principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge.

The Company's cash on hand will be insufficient to satisfy its commitments and to complete its current business plan. UPC and @Entertainment are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private equity, debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, @Entertainment, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, @Entertainment, and @Entertainment's parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed.

IMPACT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met. If a derivative instrument qualifies for hedge accounting, the gains or losses from the derivative may offset results from the hedged item in the statement of operations or other comprehensive income, depending on the type of hedge. To adopt hedge accounting, a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In June 2000, the Financial Accounting Standards Board issued SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and this statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A company may implement the statements as of the beginning of any fiscal quarter after issuance; however, SFAS 133 cannot be applied retroactively.

The Company expects that the adoption of SFAS 133, SFAS 137, and SFAS 138 will not have a material impact on the financial position or the results of operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS
(SAB 101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, is effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this would be the quarter ending December 31, 2000.

SAB 101 permits the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2000. The Company expects that historically reported net income under U.S. GAAP will not materially differ from the reported amounts.

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

International operations constitute 100% of the Company's consolidated operating loss for the nine months ended September 30, 2000. Some of the Company's operating and financing expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

The Company estimates that 10% change in foreign exchange rates would impact reported operating loss by approximately $2.1 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $2.1 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 14.9% in 1997, and approximately 7.3% in 1999. The rate of inflation for the nine month period ended September 30, 2000 was approximately 7.9%. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991 and the zloty has depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999 and 9.6% in the first nine months of 2000. The Polish zloty was released to float freely against the U.S. dollar in April 2000. Inflation and currency exchange fluctuations have had, and may continue to have, a material adverse effect on the business, financial condition and results of operations of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

ITEM 5. OTHER INFORMATION:
    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the third quarter of 2000.

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

                                         Date: November 14, 2000