Form 10-K405
period 2000-12-31
POLAND COMMUNICATIONS INC
filed 2001-04-02
CIK 1031232

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------    ----------------

                        COMMISSION FILE NUMBER 333-20307

                           --------------------------

                           POLAND COMMUNICATIONS, INC.
             ------------------------------------------------------
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

                           --------------------------

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 770-4001
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
           None                                      None

         Securities registered pursuant to Section 12(g) of the Act:

                                 NOT APPLICABLE
                                 --------------
                                (Title of Class)

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

        The number of shares outstanding of Poland Communications, Inc.'s common stock as of December 31, 2000, was:
                               COMMON STOCK 18,948

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

 The Registrant meets the conditions set forth in General Instructions (I) (1)
  (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.


- --------------------------------------------------------------------------------

                           POLAND COMMUNICATIONS, INC.
         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



                                                                                      PAGE NUMBER
                                                                                      -----------
                                     PART I

ITEM 1.   Business...................................................................        4

ITEM 2.   Properties.................................................................       11

ITEM 3.   Legal Proceedings..........................................................       12


                        PART II

ITEM 5.   Market for Company's Common Equity and Related
          Stockholder Matters........................................................       13

ITEM 6.   Selected Financial Data....................................................       16

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................................       18

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk..................       23

ITEM 8.   Financial Statements and Supplementary Data................................       24

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.......................................................       83


                        PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............       84

                                     PART I

    Poland Communications, Inc. ("PCI"), is a New York corporation which is wholly-owned subsidiary of UPC Polska, Inc., formerly @Entertainment, Inc., ("UPC Polska"), a Delaware corporation which is wholly-owned by United Pan-Europe Communications N.V. ("UPC"). References to the "Company" mean PCI and its subsidiaries.

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

    The risks, uncertainties and other factors that might cause such differences include, but are not limited to: (i) general economic conditions in Poland and in the pay television business in Poland; (ii) changes in regulations the Company operates under; (iii) uncertainties inherent in new business strategies, new product launches and development plans, which the Company has not used before; (iv) rapid technology changes; (v) changes in, or failure or inability to comply with government regulations; (vi) the development and provision of programming for new television and telecommunications technologies; (vii) the continued strength of competitors in the multichannel video programming distribution industry; (viii) future financial performance, including availability, terms and deployment of capital; (ix) the ability of vendors to deliver required equipment, software and services on schedule at the budgeted cost; (x) the Company's ability to and hold and attract qualified personnel; (xi) changes in the nature of strategic relationships with joint ventures; (xii) the overall market acceptance of those products and services, including acceptance of the pricing of those products and services; (xiii) acquisition opportunities; and
(xiv) the Company's new ownership structure.

                                  EXCHANGE RATE

    In this Annual Report on Form 10-K, references to "U.S. dollars" or "$" are to U.S. currency, references to "Deutsche-Marks" or "DM" are to German currency, references to "Euros" or "EUR" are to EU currency, and references to "zloty" or "PLN" are to Polish currency. The Company has presented its primary consolidated financial statements in accordance with generally accepted accounting principles in the U.S. in U.S. dollars. Amounts originally measured in zloty for all periods presented have been translated into U.S. dollars.

    For your convenience, this Annual Report contains certain zloty, Euro and Deutsche-Mark amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty, Euro, and Deutsche-Mark amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 4.1432 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 29, 2000, and by converting from Euro to U.S. dollars at the rate of EUR 1.156 = $1.00, the exchange rate quoted by OANDA.com on December 29, 2000, and by converting from Deutsche-Mark to U.S. dollars at the rate of DM 2.1024 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 29, 2000. These rates may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

GENERAL

    The Company operates the largest cable television system in Poland with approximately 1,851,000 homes passed and approximately 1,064,000 total subscribers as of December 31, 2000. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information service.

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

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS (1)


                                                                                                      AVERAGE MONTHLY
                                                                                                       SUBSCRIPTION
                                                                 BASIC AND         BASIC AND         REVENUE PER BASIC
                     TOTAL        HOMES           TOTAL         INTERMEDIATE      INTERMEDIATE        AND INTERMEDIATE
  REGION             HOMES        PASSED        SUBSCRIBERS     SUBSCRIBERS       PENETRATION          SUBSCRIBER (2)
  ------             -----        ------        -----------     -----------       -----------          --------------
 North              574,000       441,041         302,285          229,926            52.13%              6.00
 South              400,000       237,172         119,536           97,370            41.05%              8.10
 Central            920,000       447,596         254,328          168,429            37.63%              9.28
 West               624,000       246,068         131,459          115,432            46.91%              6.58
 Katowice         1,200,000       478,815         256,662          187,075            39.07%              7.18
                ------------  ------------   ------------- ----------------  ---------------- -----------------
  TOTAL           3,718,000     1,850,692       1,064,270          798,232            43.13%              7.31
                ============  ============   ============= ================  ================ =================


- ----------------------------------------------
(1) All data at or for the year ended December 31, 2000.

(2) Represents a weighted average for the Company based on the total number of basic subscribers at December 31, 2000.

ACQUISITIONS

    The Company regularly evaluates potential acquisitions of cable networks. The Company currently has no definitive agreement with respect to any material acquisition, although from time to time it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly Office with respect to any acquisitions it wishes to consummate. The Company's ability to enter into definitive agreements relating to material acquisitions and their potential terms, as well as its ability to obtain the necessary anti-monopoly approvals, cannot be assured.

SERVICES AND FEES

    The Company charges cable television subscribers an initial installation fee and fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. Throughout its cable television systems, the Company currently offers three packages of cable television service: basic ("basic package"), broadcast ("broadcast package") and intermediate ("intermediate package") packages of service in selected areas of Poland. On December 31, 2000, approximately 752,900 or 70.7% of the Company's subscribers received the basic package, approximately 45,400 or 4.3% received the intermediate package and approximately 266,000 or 25.0% received the broadcast package of service.

   During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of $48.00 and $60.00, respectively. The standard installation fee is approximately $59.00 for buildings with multiple apartments and approximately $120.00 for single family dwellings.

    BASIC PACKAGE. The basic package includes approximately 32 to 70 channels. This package generally includes all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and, Wizja TV. The Company's basic package offerings vary by location. All of the Wizja TV programming is part of the basic package except for the HBO Poland service, a Polish-language premium movie channel owned in part by Home Box Office, and Wizja Sport, a Polish-language premium sport channel. However, as of March 24, 2001, the Wizja Sport channel was expanded into the basic package.

    INTERMEDIATE PACKAGE. The intermediate package includes approximately 19 to 34 channels. This package is offered for monthly fees equal to approximately one-half of the amount charged for the basic package. The intermediate package is designed to compete with small cable operators on a basis of price, using a limited programming offering. The Company's intermediate package offerings vary by location.

    BROADCAST PACKAGE. The broadcast package includes 5 to 14 broadcast channels with clear reception for monthly fees, which are substantially less than the amounts charged for the intermediate package.

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks have offered two premium television services - the HBO Poland service and Wizja Sport, although Wizja Sport was expanded into basic package as of March 24, 2001.

    Other optional services include additional outlets and stereo service, which enable a subscriber to receive from 4 to 28 radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.10 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is approximately $24, but such fee may be subject to reductions as a result of promotional campaigns.

    PRICING STRATEGY. Prior to 1999, the Company experienced annual churn rates of less than 10%, and was able to pass on the effects of inflation through price increases. For the years ended December 31, 2000 and 1999, the churn rate was 21.5%. This pricing strategy of passing on the effects of inflation through price increase commenced in January 1997 and is designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms.

    The Company expects that it will continue to experience churn rates above historical levels during the implementation of its current pricing strategy. The Company expects to offer promotional incentives in certain areas of the country from time to time in connection with its marketing.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office or bank. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers 90 days after a bill becomes past due. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company's bad debts expense has averaged 4.75% and 3.84% of revenue for the years 2000 and 1999, respectively.

TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 877,000 of its subscribers, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the U.S. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz. New portions of the networks, which have recently been constructed, are being designed to have minimum bandwidths of 860 MHz. The Company's goal is to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (generally acquired from other entities) to at least 860 MHz in an effort to reduce the number of satellite receivers and parts inventory required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods up to 20 years. The Company also has agreements to undertake joint construction with another company for new conduits in certain areas. These agreements represent a major advantage to the Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists and provide for joint construction with TPSA and other utilities of conduit infrastructure where none currently exists. As of December 31, 2000, approximately 74.5% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allows for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    Generally speaking, TPSA may terminate a conduit agreement immediately (and without penalty) if:

    - the Company does not have a valid permit from the Chairman of the office for Telecommunication Regulation ("URT") (which replaced the Polish State Agency of Radio Communications as of January 1, 2001) authorizing the construction and operation of a cable television network in a specified geographic area covering the subscribers to which the conduit delivers the signal;

    - the Company's cable network serviced by the conduit does not meet the technical specifications required by the New Telecommunication Law (formerly the Polish Telecommunication Act of 1990);

    - the Company does not have a contract with the cooperative authority allowing for the installation of the cable network; or

    -   the Company does not pay the rent required under the conduit agreement.

    The Company is in compliance with all conditions of the TPSA agreements. However, any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with co-op authorities and programmers, and an inability to service customer with respect to areas where its networks utilize the conduits that were the subject of such TPSA contracts.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TPSA.

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

    In addition, certain of the Company's competitors or their affiliates have substantial experience in the cable television industry and have significant resources (including financial resources and access to international programming sources). The largest competitors of the Company in Poland include Elektrim S.A., which owns at least two cable systems (including Aster City Cable Sp. z o.o.) and Multimedia Polska S.A., a Polish entity.

    The Company's cable television business also competes with companies employing other methods of delivering television signals to the subscribers, such as terrestrial broadcast television signals and analog-direct to home ("A-DTH") television services, and with a multi-channel multi-point distribution system and D-DTH services (including UPC Polska's own D-DTH service).

TRADEMARKS

    The Company, either itself, through its subsidiaries or its parent, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Variations of "PTK" have been registered in Poland. Trademarks for UPC have been registered internationally.

EMPLOYEES

    At December 31, 2000, the Company had approximately 969 permanent full-time employees and approximately 35 part-time employees. In addition, as of that date the Company employed approximately 90 salesmen, some of whom may have received both commissions and a nominal salary, and from time to time the Company employs additional salesmen on an as needed, commission only basis. In a division of one of the Company's subsidiaries, a trade union, which has approximately 3 members, was formed in mid-1999. The Company believes that its relations with its employees are good.

                                   REGULATION

GENERAL

    In connection with negotiating its membership in the EU, Poland has started to adjust its legal system to EU requirements and currently is in the process of revising its telecommunications, broadcasting and copyright regulation. On July 21, 2000 the Polish Parliament passed the new Telecommunications Law (the "NTL") which changed the regulatory framework of telecommunications activities in Poland. The NTL replaced the Communication Act of 1990 (the "Communications Act") and became effective as of January 1, 2001.

   Until the end of the year 2000, the operation of cable television systems was regulated primarily by the Communications Act. As of January 1, 2001, the operation of those television systems has been regulated under the NTL. Operators are also subject to the provisions of the Polish Radio and Television Act of 1992 (the "Television Act").

Currently the Polish telecommunications and media sector is regulated by:

    -   The Polish Minister of Communications;
    - The Chairman of the Office for Telecommunications Regulation ("URT") (which replaced the Polish State Agency of Radiocommunications ("PAR"), established under the Communications Act); and
    -   The Polish National Radio and Television Council (the "Council").

   Cable television operators in Poland are required to obtain permits from the Chairman of the URT to operate public radio and television networks and must register certain programming that they transmit over their networks with the Council.

   Neither the Minister of Communications nor the Chairman of the URT currently has the authority to regulate the rates charged by operators of cable television. However, excessive rates could be challenged by the Polish Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. The cable television operators in Poland are also subject to the Law on Copyright and Neighboring Rights of 1994 (the "Copyright Act") which provides intellectual property rights protection to authors and producers of programming. Under the terms of the Television Act, broadcasters in Poland are regulated by, and must obtain a broadcasting license from the Council.

    Poland's regulatory environment is undergoing constant change. The Company does not know how such change will impact its business.

COMMUNICATIONS ACT

    PERMITS. Until the end of the year 2000, the cable television operators were required to obtain permits from PAR to install and operate cable television systems. The Communications Act and the required permits issued by PAR had set forth the terms and conditions for providing cable television services.

    If a cable operator breached the terms of its permits or the provisions of the Communications Act, or if such operator has failed to acquire permits covering areas serviced by its networks, PAR could impose penalties on such operator, including:

    -   fines;

    - the revocation of all permits covering the cable networks where such breach occurred; and

    -   the forfeiture of the cable operator's cable networks.


    In addition, the Communications Act provided that PAR may not grant a new permit to, or renew an expiring permit held by, any applicant that has had, or that was controlled by an entity that has had, a permit revoked within the previous five years.

    On July 26, 2000, the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license allowed that subsidiary to provide Internet services to its customers. This license expired automatically with the entry of the NTL into force, i.e. as of January 1, 2001. The subsidiary may continue the provision of the services covered by the license. It must, however, notify the Chairman of the URT about the provision of the data transmission services by the end of March 2001 as described below. In certain cases, listed below, the Chairman of the URT may object to the provision of the services by the subsidiary. In March 2001, the Company's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission services and access to the Internet.

    As of December 31, 2000, approximately 74.5% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TPSA"). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TPSA.

    FOREIGN OWNERSHIP RESTRICTIONS. The Communications Act which was in effect until January 1, 2001, provided that permits may only be issued to and held by Polish citizens, or companies in which foreign persons held no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must have been comprised of Polish citizens residing in Poland. These restrictions did not apply to any permits issued prior to July 7, 1995.

    THE COMPANY'S PERMITS AND NEW CORPORATE ORGANIZATIONAL STRUCTURE.

    To comply with the foreign ownership requirements discussed above, the Company restructured UPC Telewizja Kablowa Sp. z o.o. (formerly Polska Telewizja Kablowa Sp. z o.o.) ("UPC TK"), which operates most of the Company's cable networks. UPC TK owns many of the cable networks but certain networks are owned by UPC TK's affiliate and leased to UPC TK. The Company's subsidiary holds a 47% ownership stake in UPC TK while the remaining 53% are held by a Polish entity. PCI in turn, holds 49% of the Polish entity, and the remaining 51% interest in the Polish entity is owned by a Polish company. The Company believes that this ownership and operating structure complies with the requirements of Polish law. PAR has granted permits to the Company and its competitors, based on the lease of assets, for networks using an ownership and operating structure substantially similar to the one described above.

    Specifically, subsidiaries of the Company have received approximately 99 permits from PAR, covering all of the Company's basic subscribers at December 31, 2000, including subscribers for whom the Company's permits are deemed extended under Polish law pending the authority's response to the Company's permit renewal applications.

NEW TELECOMMUNICATION LAW

    Since January 1, 2001, the operation of cable and other television systems in Poland has been regulated under the NTL, which replaces the Communications Act.

    The NTL changes the licensing regime and the competency of telecommunication authorities. The NTL introduces a new authority - the Chairman of the URT.
The Chairman of the URT has assumed most of the administration tasks previously performed by the Polish Minister of

Communications and PAR. The Chairman of the URT is responsible for regulating telecommunication activities, including exercising control over operators and managing frequencies. The duties of the Minister of Communications are limited primarily to issuing secondary regulations. PAR along with the Polish State Telecommunications and Postal Inspection (PITiP) were liquidated as of January 1, 2001.

    Under the NTL, cable television operators are required to obtain a permit from the Chairman of the URT to operate public radio and television networks. The Chairman of the URT shall grant the permit to any interested entity authorized to do business in Poland and which complies with the conditions set forth in the NTL. Applications for renewals of permits may be refused only if during the validity of the permit there have been circumstances justifying the refusal, revocation or limitation of the scope of the permit.

    Under the NTL, an NTL permit must be revoked if:

    - a final court order prohibits the operator from conducting the business covered by the permit;

    - the operator fails to meet the legal requirements for the grant of the permit; or

    - the operator has failed to remedy a violation of the law within the designated time limit.

   The NTL permit may be revoked, if the operator breaches the provisions of the NTL, the permit or other decisions issued under the NTL in any way, does not pay the required fees, or a decision on the liquidation or declaration of bankruptcy of the operator has been made.

    Except for the operation of radio and television networks and public telephone networks, the performance of all other telecommunications activities requires only notification to the Chairman of the URT. The Chairman may disallow the performance of such activities within 21 days of the receipt of the notification if:

    -   the notification violates the NTL;

    -   the notification is incomplete; or

    -   the information provided in the notification is false.

    Permits issued under the Communications Act are automatically transformed into NTL permits, if such permits are still required under the NTL. Thus, the permits for the installation and operation of cable television systems, granted to the Company's subsidiaries will become NTL permits. This rule does not apply to the provisions of the permits issued under Communications Act, the exercise of which would constitute a violation of the NTL. All other licences, authorizations and assignments expired by force of the law as of January 1, 2001.

   Operators, who had obtained rights expiring automatically under the NTL may continue their telecommunications activities within their current scope, provided that they apply for NTL permits by the end of 2001, if these activities require an NTL permit. For telecommunications activities that only require notification, such as data transmission, operators may continue to provide these services, provided that they notify the Chairman of the URT by the end of March 2001, and the Chairman does not object.

   The NTL has eliminated most of the foreign ownership restrictions relating to telecommunications. However, the NTL does prohibit the provision of international telecommunications services using networks operated by foreign entities or companies with participation of foreign entities until December 31, 2002. Until this date, UPC TK will be subject to this restriction. UPC TK may, however, provide international telecommunication services using the networks of other authorized Polish operators. It may also provide these services with the exception of international telephony services, by using its own radiocommunication networks. Such services may, until December 31, 2002, only be provided by TPSA.

    Under the NTL all operators are required to make their networks available to users who intend to commercially gather, process, store, use or grant access to information for others.

    Operators that perform their activities on the basis of an NTL permit are required to allow other operators operating public networks to use their buildings, lines, conduits, poles, towers and masts, in particular, allowing them to use telecommunications equipment, where these activities would be impossible without such infrastructure sharing or would involve significant cost. Operators are required to specify the conditions of the joint use in an agreement. If the parties cannot agree to specific conditions, either party may request the Chairman of the URT to issue a decision on joint use.

TELEVISION ACT

    THE POLISH NATIONAL RADIO AND TELEVISION COUNCIL. The Council, an independent agency of the Polish government, was created under the Television Act to regulate broadcasting in Poland. The Council has regulatory authority over both the programming that cable television operators transmit over their networks and the broadcasting operations of broadcasters.

    REGISTRATION OF PROGRAMMING. Under the Television Act, cable television operators must register each channel and the programming, which will be aired on that channel with the Chairman of the Council prior to transmission. The Company's subsidiaries have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have permits. The Chairman of the Council may revoke the registration of any of the Company's programming, or may not register all additional programming that the Company desires to transmit over the Company's networks. In addition, the Council may take action regarding unregistered programming that the Company transmits over cable networks for which the Company does not yet have NTL permits. This pertains to areas for which permit applications cannot be made until all permit requirements are satisfied (including obtaining agreements with the cooperative authorities, upgrading of the acquired networks to meet technical standards where necessary and satisfying foreign ownership limitations). Such actions could include the levying of monetary fines against the Company, and the seizure of equipment involved in transmitting such unregistered programming as well as criminal sanctions against the Company's subsidiaries' management. These actions could have a material adverse effect on the Company's business, financial condition and results of operations.

    RESTRICTIONS ON FOREIGN OWNERSHIP OF POLISH BROADCASTERS. The Television Act provides that programming may be broadcast in Poland only by Polish entities in which foreign persons hold no more than 33% of the share capital, ownership interest and voting rights. In addition, the Television Act provides that the majority of the management and supervisory boards of any company holding a broadcasting license must be comprised of Polish citizens residing in Poland.

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

COPYRIGHT PROTECTION

     Cable television operators in Poland are subject to the provisions of the Polish Copyright Act, which governs the enforcement of intellectual property rights. In general, the holder of a Polish copyright for a program transmitted over the cable networks of a cable television operator has a right to receive compensation from such operator or to prevent transmission of the program. A bill currently pending in the Parliament regarding copyrights is going to abolish the statutory license for cable operators for simultaneous transmissions of programs broadcasted by another broadcasters. The new act is expected to be passed by the Parliament by the end of the year 2001. The adoption of this act may result in an increase of the fees paid by cable operators.

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP"), and can also be enforced by the holders themselves. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of its cable subsidiaries operate under a contract with ZAIKS. A violation of the Copyright Act by a cable television operator also constitutes a violation of the Communications Act and of the operator's permits. See "--Television Act" for a discussion of the penalties and consequences associated with violations of the Television Act and "--Communications Act" and "--New Telecommunications Law" for a discussion of the penalties and consequences associated with violations of the Communications Act or the New Telecommunications Law and of a television operator's permits.

ANTI-MONOPOLY ACT

    EXCLUSIVE PROGRAMMING AGREEMENTS. Some of the programming agreements that the Company has entered into for its cable networks contain exclusivity clauses which restrict or prohibit the provider of such programming from providing such programming to other cable operators. Although such exclusivity clauses are not specifically prohibited under the Anti-Monopoly Act, such agreements may be found unlawful, and therefore unenforceable, if they restrict or hinder competition or otherwise involve the abuse of a dominant position. A decision by the Anti-Monopoly Office to deem one or more of these programming agreements as void due to the fact that it contains an illegal exclusivity clause could have a material adverse effect on the Company's business and financial results in that such a decision would potentially reduce the commercial value of these contracts and could reduce the consumer of appeal of the programming offered on the Company's cable networks.

    MARKET DOMINANCE. Companies that obtain control of 40% or more of the relevant market and do not encounter significant competition may be deemed to have market dominance, and therefore face greater scrutiny from the Anti-Monopoly Office.

    From time to time, the Company receives inquiries from and are subject to review by various divisions of the Anti-Monopoly Office.

    RECENT ANTI-MONOPOLY OFFICE FINDINGS WITH RESPECT TO THE COMPANY AND ITS SUBSIDIARIES.

    The Anti-Monopoly Office issued a decision that PCI had achieved a dominant position and abused that dominant position by: (1) failing to create a uniform system for customer complaints, (2) increasing rates without providing subscribers a detailed basis for the price increases, and (3) changing the programming line-up without sufficient notice to subscribers. The Anti-Monopoly Office did not impose a fine in connection with its decision. The Company appealed both the finding of dominance and the finding that it acted improperly in its relations with subscribers. In another decision, the Anti-Monopoly Court agreed with the Company's position and overturned the Anti-Monopoly Office's decision. The Anti-Monopoly Office is appealing the Anti-Monopoly Court's decision.

    In another market, the Anti-Monopoly issued a decision that PCI had achieved a dominant position and abused that dominant position by: increasing rates without providing subscribers a detailed basis for the price increases; and changing the programming offer. The Anti-Monopoly Office imposed a fine of 50,000 zloty (the equivalent of $12,068). The Company is appealing both the finding of dominance and the finding that it acted improperly in its relations with subscribers.

POLAND'S EU MEMBERSHIP APPLICATIONS

    In 1994 Poland made an official application for membership in the EU. Negotiations on the terms of Poland's proposed admission to the EU commenced in the March 1998. Poland has announced 2006 as a target date for accession. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including the Television Without Frontiers Directive and EC competition law in their then current versions.

ITEM 2. PROPERTIES

    On December 31, 2000, the Company owned equipment used for its cable television business, including 93 head ends, and approximately 4,924 kilometers of cable plant. The Company has 168 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 24,016 square meters (most of which is land adjacent to buildings). The areas leased by the Company range from 1.25 square meters up to more than 3,140 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with the TPSA (the Polish national telephone company) and, in certain cases, with other entities. The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cables. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes based on the change of U.S. dollar exchange rates or on the increase of real maintenance costs. A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. For a list of the reasons for which TPSA can terminate a conduit agreement, the proportion of the Company's cable subscribers serviced by conduit leases subject to immediate termination and the consequences to the Company of the loss to those conduit leases, see "Business - Technology and Infrastructure."

    During 2000, a subsidiary of UPC Polska entered into a 5 year office lease for a new head office in Warsaw. The Company's operations and main headend have been located in this space as of February 2001.

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

    Two of the Company's cable television subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK, S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal + S.A. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting the HBO television program in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council,
(ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of Poland Cablevision (Netherlands) B.V. (PCBV), a subsidiary of the Company, filed a lawsuit against the Company, UPC Polska, and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

    The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of
1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between UPC Polska and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

    The amended complaint sets forth eight claims for relief based on allegations that the defendants, including UPC Polska and the Company, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including the Company, that allegedly compete with PCI and PCBV.

    On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000 Wizja TV B.V., an affiliate of PCI, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged. The aforementioned settlement does not include the remaining minority shareholders.

    In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV, hereinafter the "Reece Group") have asserted claims against the past and present directors or officers of, or members of the Board of Managers of, the Company, PCBV and UPC Polska or one or more controlling shareholders of UPC Polska but have not yet filed suit.

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. Although the Company has defenses to the Reece Group's allegations, UPC Polska is presently attempting to negotiate a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares.

    For a discussion of certain Anti-Monopoly Office's findings relating to the Company, see "Business--Regulation--Anti-Monopoly Act."

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

GENERAL

    At March 30, 2001, the Company had authorized stock of 63,000 shares, of which (i) 27,000 shares are common stock, par value $0.01 per share ("Common Stock"), (ii) 4,000 shares are Series A Preferred Stock, par value of $1.00 per share ("Series A Preferred Stock"), (iii) 2,000 shares are Series C Preferred Stock, par value of $0.01 per share ("Series C Preferred Stock") and (iv) 30,000 shares are Debenture Stock, par value $0.0001 ("Debenture Stock").

    At March 30, 2001, there were (i) 18,948 shares of Common Stock, (ii) 4,000 shares of Series A Preferred Stock, (iii) 2,000 shares of Series C Preferred Stock, and (iv) 14,000 shares of Debenture Stock issued, outstanding and fully paid.

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

    LIQUIDATION. Upon liquidation, dissolution or winding up of the affairs of the Company, after payment or provisions for the payment of the debts and other liabilities of the Company and the Debenture Stock, the assets then available for distribution to the shareholders will be distributed first to the holders of the Series A Preferred Stock, to the extent available, in an amount equal to $10,000 per share, then, to the holders of the Series C Preferred Stock, to the extent available, in an amount equal to $10,000 per share, but if the funds available thereafter are insufficient, then to the holders of Series C Preferred Stock on a PRO RATA basis in accordance with the number of shares held by each holder of Series C Preferred Stock.

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

ITEMS REQUIRING SUPERMAJORITY VOTE UNDER THE CERTIFICATE OF INCORPORATION

    The following actions require (i) the affirmative vote of at least four directors, followed by the affirmative vote of the percentage of issued and outstanding capital stock entitled to vote thereon at a meeting of the shareholders as required under the New York Business Corporation Law ("NYBCL"), if such action is required to be submitted to the shareholders under the NYBCL, or (ii) if any such action is not approved by at least four directors, then any such action will require the affirmative vote of at least 61% of the total voting power of the capital stock issued and outstanding and entitled to vote thereon, provided however that if board approval of such action is required under the NYBCL, the action will also require the approval of the Board of Directors at a special meeting of the Board of Directors (and for no purposes other than the approval of actions taken pursuant to this subsection (ii)) for which two-fifths of the total number of directors constitutes a quorum:

    a)  a fundamental change in the business of the Company or any subsidiary;

    b) the adoption of, and approval of any modification to, the annual budget of the Company for each fiscal year;

    c) an expenditure, not accounted for in the budget during any fiscal year, in excess of $5 million;

    d) a merger or other business combination or the sale, lease, transfer or other disposition of all or any material portion of the assets;

    e)  certain encumbrances;

    f)  related-party transactions;

    g) the issuance by the Company of third-party debt which causes the aggregate of all third party debt to exceed $25 million;

    h)  certain issuances of capital stock;

    i)  the declaration of dividends or other distributions;

    j)  the repurchase or optional redemption of any capital;

    k)  the dissolution or liquidation or voluntary winding-up of the Company;

    l)  amending the Company's Certificate of Incorporation or By-Laws;

    m)  the giving of certain guarantees or indemnities;

    n) the election or removal of the Chief Executive Officer or the Chairman of the Board;

    o)  entering into or modifying a material employment contract;

    p)  a change in the auditors or fiscal year-end of the Company;

    q)  settling or resolving tax claims in excess of $250,000;

    r) commencement, prosecution or compromise of material litigation or arbitration proceedings; and

    s) taking steps to wind-up, dissolve or voluntarily seek the protection of bankruptcy laws.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below are selected consolidated financial data of the Company for the three years ended December 31, 1998, the period from January 1, 1999 through August 5, 1999, the period from August 6, 1999 through December 31, 1999 and for the year ended December 31, 2000. The Company prior to the Acquisition, is herein referred to as the "Predecessor" and the Company after Acquisition is referred to as the "Successor". The selected consolidated financial data set forth below have been derived from the consolidated financial statements of the Company and the notes thereto prepared in conformity with generally accepted accounting principles as applied in the United States, which have been audited by the Company's independent accountants (the "Consolidated Financial Statements"), during the respective periods. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein:

                                                                                        PREDECESSOR
                                                              --------------------------------------------------------------
                                                                                                              PERIOD FROM
                                                                                                               JANUARY 1,
                                                                YEAR ENDED DECEMBER 31,                       1999 THROUGH
                                                                  1996           1997            1998       AUGUST 5, 1999
                                                            ---------------- -------------  --------------- ----------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue                                          $ 24,923      $ 37,575        $  52,971        $  35,434
Operating expenses:
  Direct operating expenses                                         (7,193)      (11,416)         (34,843)         (24,270)
  Selling, general and administrative expenses(1)                   (9,289)      (28,165)         (19,559)          (9,281)
  Depreciation and amortization                                     (9,788)      (16,231)         (21,635)         (13,819)
                                                                 ----------   -----------      -----------     ------------
    Operating loss                                                  (1,347)      (18,237)         (23,066)         (11,936)

  Interest and investment income/(loss)                              1,274         3,176            1,020              167
  Interest expense                                                  (4,687)      (13,281)         (14,320)          (8,578)
  Foreign exchange gain/(loss)                                        (761)       (1,107)            (617)            (295)
  Non-operating income                                                   -             -                -                -
                                                                 ----------   -----------      -----------     ------------
  Loss before income taxes, minority interest and
    extraordinary item                                              (5,521)      (29,449)         (36,983)         (20,642)
  Income tax (expense)/benefit                                      (1,273)          975             (210)             (30)
  Minority interest                                                  1,890        (3,586)               -                -
                                                                 ----------   -----------      -----------     ------------
    Loss before extraordinary item                                  (4,904)      (32,060)         (37,193)         (20,672)
   Extraordinary item--loss on early
    extinguishment of debt                                          (1,713)            -                -                -
                                                                 ----------   -----------      -----------     ------------
    Net loss                                                        (6,617)      (32,060)         (37,193)         (20,672)
  Accretion of redeemable preferred stock                           (2,870)       (4,194)          (4,106)          (1,807)
  Preferred stock dividends                                         (1,738)            -                -                -
  Excess of carrying value of preferred stock
    over consideration paid (2)                                      3,549             -                -                -

  Accrued Dividend on Mandatorily Redeemable
    Debenture Stock                                                      -             -                -                -
                                                                 ----------   -----------      -----------     ------------

  Net loss applicable to holders of common stock                  $ (7,676)    $ (36,254)       $ (41,299)      $  (22,479)
                                                                 ==========   ===========      ===========     ============
  Basic and diluted net loss per common share                    $ (435.72)   $(1,913.34)      $(2,179.60)     $ (1,186.52)
                                                                 ==========   ===========      ===========     ============




                                                                        SUCCESSOR
                                                             --------------------------------
                                                               PERIOD FROM
                                                                AUGUST 6,
                                                               1999 THROUGH      YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                                   1999            2000
                                                             ---------------- ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue                                          $  27,027       $  68,781
Operating expenses:
  Direct operating expenses                                         (21,546)        (45,083)
  Selling, general and administrative expenses(1)                   (14,246)        (22,495)
  Depreciation and amortization                                     (18,158)        (45,784)
                                                                -----------      ----------
    Operating loss                                                  (26,923)        (44,581)

  Interest and investment income                                        (11)             257
  Interest expense                                                   (4,253)         (2,458)
  Foreign exchange loss                                              (3,909)             374
  Non-operating expense                                               1,977               -
                                                                -----------      ----------
  Loss before income taxes, minority interest and
    extraordinary item                                              (33,119)        (46,408)

  Income tax (expense) benefit                                          (11)           (102)
  Minority interest                                                       -
                                                                -----------      ----------

    Loss before extraordinary item                                  (33,130)        (46,510)

   Extraordinary item--loss on early
    extinguishment of debt                                                -               -
                                                                -----------      ----------
    Net loss                                                        (33,130)        (46,510)
  Accretion of redeemable preferred stock                            (1,911)         (4,163)
  Preferred stock dividends                                               -               -
  Excess of carrying value of preferred stock
    over consideration paid (2)                                           -               -
  Accrued Dividend on Mandatorily Redeemable
    Debenture Stock                                               $  (2,333)      $ (14,233)
                                                                -----------      ----------
  Net loss applicable to holders of Common Stock                 $  (37,374)      $ (64,906)
                                                                ===========      ==========
  Basic and diluted net loss per common share                   $ (1,972.45)     $(3,425.48)
                                                                ===========      ==========

                                                              PREDECESSOR                                   SUCCESSOR
                                                    --------------------------------------------   ------------------------------
                                                          AS OF DECEMBER 31,                            AS OF          AS OF
                                                                                                       DECEMBER        DECEMBER
                                                           1996           1997          1998          31, 1999        31, 2000
                                                           ----           ----          ----          --------        --------
CONSOLIDATED BALANCE SHEETS DATA:
(IN THOUSANDS)
  Cash and cash equivalents                              $  68,483      $  25,750      $  2,574         $   3,374          1,442
  Property, plant and equipment, net                        84,833        109,090       136,868           129,610        142,265
  Total assets                                             217,537        189,783       193,785           524,931        518,872
  Total notes payable                                      130,074        130,110       138,441            24,219         24,083
  Redeemable preferred stock                                34,955         39,149        30,977            34,695         38,858
  Mandatorily Redeemable Debenture Stock                                                                  142,333        156,566
  Total stockholders' equity / (deficiency)                 31,048          4,219      (13,561)           273,810        215,758


 ------------------------------------
(1) The year ended December 31, 1997 includes a non-cash compensation expense of $9,425,000 relating to the granting of certain management stock options. See Note 15 to the Consolidated Financial Statements.

(2) Represents the amount paid to preferred stockholders in excess of or less than the carrying value of such shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At December 31, 2000, approximately 70.7% of the Company's subscribers received its basic package compared to 71.6% for the year ended December 31, 1999. For the year ended December 31, 2000, approximately 97.3% of the Company's revenue was derived from monthly subscription fees compared to approximately 94.0% for the year ended December 31, 1999.

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

    During 1999 and 2000, management completed or was in the process of completing several strategic actions in support of its cable business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic cable subscribers. Since that date, the basic Wizja TV package has been expanded to 28 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rates. The Company has continued to invest in upgrading its network in order to provide additional revenue generating services to its customers and continue to improve the security of the network.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been investing in upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of $48.00 and $60.00, respectively. The standard installation fee is approximately $59.00 for buildings with multiple apartments and approximately $120.00 for single family dwellings.

    The Company has implemented a pricing staretgy designed to increase revenue per cable subscriber and its profit margin. The Company has increased the monthly price for the "basic" package to reflect the increased channel availability, and the premium channels, the HBO Poland service and Wizja Sport have been offered to cable customers for an additional monthly charge. However, as of March 24, 2001, Wizja Sport is no longer a premium channel, but has been expanded to the basic package. The Company is in the process of encrypting the HBO Poland service on cable for all premium channel subscribers. This encryption and installation process is completed in all major systems and is expected to be rolled out in the remaining Company's systems in 2001.

    The Company generated operating losses of $44.6 million for 2000, $38.9 million for aggregated 1999 and $23.1 million for 1998 primarily due to the purchase of Wizja TV programming for $24.4 million, $21.0 million and $12.9 million in 2000, 1999 and 1998, respectively and the amortization of goodwill pushed down to the Company as a result of the Merger.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non-recurring items (e.g., compensation expense related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported EBITDA of positive $ 1.2 million for 2000, negative $6.9 million for 1999 and negative $1.4 million for 1998.

 2000 COMPARED WITH 1999

   REVENUE. Revenue increased $6.3 million or 10.1% from $62.5 million in the year ended December 31, 1999 to $68.8 million in the year ended December 31, 2000. This increase was primarily attributable to a 1.9% increase in the number of basic and intermediate subscribers from approximately 783,000 at December 31, 1999 to approximately 798,000 at December 31, 2000, as well as an increase in monthly subscription rates.

    Revenue from monthly subscription fees represented 94.0% of cable television revenue for the year ended December 31, 1999 and 97.3% for the year ended December 31, 2000. During the year ended December 31, 2000, the Company generated approximately $4.5 million of additional premium subscription revenue as a result of providing the HBO Poland and Wizja Sport premium channels to cable subscribers as compared to $2.1 million for the year ended December 31, 1999 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES. Direct operating expenses decreased $0.7 million or 1.5%, from $45.8 million for the year ended December 31, 1999 to $45.1 million for the year ended December 31, 2000, principally as a result of restructuring programming agreements with Wizja TV B.V., a subsidiary of the Company's parent. Direct operating expenses decreased from 73.3% of revenues for the year ended December 31, 1999 to 65.6% of revenues for the year ended December 31, 2000. However, without considering the intercompany charge for Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 30.0% and 39.7% in the year ended December 31, 2000 and 1999, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.0 million or 4.3% from $23.5 million for the year ended December 31, 1999 to $22.5 million for the year ended December 31, 2000, principally as a result of decreases in other administrative expenses. Selling, general and administrative expenses decreased from 37.6% of revenues for the year ended December 31, 1999 to 32.7% for the year ended December 31, 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $13.8 million, or 43.1%, from $32.0 million for the year ended December 31, 1999 to $45.8 million for the year ended December 31, 2000 principally as a result of depreciation and amortization of additional goodwill pushed down as a result of the merger with UPC and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 51.2% for the year ended December 31, 1999 to 66.6% for the year ended December 31, 2000.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $44.6 million for the year ended December 31, 2000 and $38.9 million for the year ended December 31, 1999.

    INTEREST EXPENSE. Interest expense decreased $10.3 million, or 80.5%, from $12.8 million in 1999 to $2.5 million in 2000 as a result of repurchase of approximately 87% of the Company's 9 7/8% Senior Notes due 2003 (the "PCI Notes") on November 2, 1999 and pay back of $6.5 million of Amerbank loan on November 20, 1999.

    INTEREST AND INVESTMENT INCOME. Interest and investment income increased $0.1 million, or 50%, from $0.2 million in 1999 to $0.3 million in 2000, primarily due to increase in interest income earned from cash held at banks.

    FOREIGN EXCHANGE GAIN/(LOSS), NET. Foreign exchange differences increased $4.6 million from negative $4.2 million in 1999 to positive $0.4 million in 2000, primarily due to favorable exchange rate fluctuations.

    NET LOSS. For 1999 and 2000, the Company had net losses of $53.8 million and $46.5 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $59.8 million in 1999 to $64.9 million in 2000 due to the current year accretion of redeemable preferred stock and accrued dividend on mandatory redeemable debenture stock as well as the factors discussed above.

1999 COMPARED WITH 1998

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

    DIRECT OPERATING EXPENSES. Direct operating expenses increased $11.0 million or 31.6%, from $34.8 million for the year ended December 31, 1998 to $45.8 million for the year ended December 31, 1999, principally as a result of the purchase of the Wizja TV programming package from UPC Polska's programming segment and higher levels of technical personnel and increased maintenance expenses associated with recently acquired networks as well as the increased size of the Company's cable television system. Direct operating expenses increased from 65.7% of revenues for the year ended December 31, 1998 to 73.3% of revenues for the year ended December 31, 1999. However, without considering the affiliate charge for Wizja TV programming package, direct operating expenses as a percentage of revenue would have been 39.7% and 40.4% in the year ended December 31, 1999 and 1998, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.9 million or 19.9% from $19.6 million for the year ended December 31, 1998 to $23.5 million for the year ended December 31, 1999, principally as a result of increase in sales and marketing expenses incurred in newly acquired networks to support new pricing strategy, extensive country-wide Autumn marketing campaign and general growth of the business. Selling, general and administrative expenses increased from 37.0% of revenues for the year ended December 31, 1998 to 37.6% for the year ended December 31, 1999.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $10.4 million, or 48.1%, from $21.6 million for the year ended December 31, 1998 to $32.0 million for the year ended December 31, 1999 principally as a result of depreciation and amortization of additional goodwill pushed down as a result of UPC Polska's merger with UPC and the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 40.8% for the year ended December 31, 1998 to 51.2% for the year ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with (i) capital contributions, debentures, preferred stock and loans from UPC Polska,
(ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due to 2003 ("PCI Notes"). The Company had positive cash flows from operating activities in 1998 of $14.3 million, primarily due to the increase of accounts payable and accrued expenses funds received from affiliates, and income tax refunds received in 1998. The Company had positive cash flows from operating activities of $12.8 million for 2000 and negative cash flow of $15.5 million for 1999 due to the Company's net loss, and positive cash flow from operating activities of $14.3 million in 1998.

    Since the acquisition of all of the outstanding stock of the Company's parent, UPC Polska, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Debenture Stock for $140 million to UPC Polska.

    Cash used for the purchase and expansion of the Company's cable television networks was $30.4 million, $22.1 million and $42.6 million in 2000, 1999 and 1998 respectively.

     On December 31, 2000, the Company was committed to pay at least $72.8 million in guaranteed payments (including but not limited to payments for programming and rights) over the next eight years of which at least approximately $25.5 million was committed through the end of 2001.

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

    The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $210,530,000, $176,815,000 and $160,830,000 at December 31, 2000, 1999 and 1998, respectively.

    The indentures covering the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's PCI Notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of UPC Polska constituted a Change of Control. Accordingly, PCI made offers to repurchase (the "Offers") from the holders of the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

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

    To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, PCI sold to UPC Polska 14,000 shares of its Debenture Stock for a total of $140 million on an as-issued basis. The Debenture Stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% per annum from November 3, 1999 to the date of redemption, compounded annually. UPC funded UPC Polska's purchase of the Mandatorily Redeemable Debenture Stock. To secure its obligations under the Mandatorily Redeemable Debenture Stock, the Company will pledge to UPC Polska intercompany notes issued by PCBV in an aggregated principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge.

    The Company's cash on hand will be insufficient to complete its current business plan. UPC and UPC Polska are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC Polska, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC Polska and UPC Polska's parent UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

IMPLEMENTATION OF A NEW ACCOUNTING STANDARD

    SAB 101 permits the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended
December 31, 2000. As the Company's accounting policies for its cable television and DDTH services are still accounted for under SFAS 51, FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES, there was no immediate effect on the Company. However, with the introduction of Internet services in the fourth quarter of 2000, revenue recognition for Internet related services has been and will be reported in accordance with SAB 101.

IMPACT OF NEW ACCOUNTING STANDARDS

NEW ACCOUNTING PRINCIPLES

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met. If a derivative instrument qualifies for hedge accounting, the gains or losses from the derivative may offset results from the hedged item in the statement of operations or other comprehensive income, depending on the type of hedge. To adopt hedge accounting, a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   In June 2000, the Financial Accounting Standards Board issued SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and this statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging accounting.

   SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A company may implement the statements as of the beginning of any fiscal quarter after issuance; however, SFAS 133 cannot be applied retroactively.

   The Company expects that the adoption of SFAS 133, SFAS 137, and SFAS 138 in 2001 will not have a material impact on the financial position or the results of operations of the Company.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB
101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, was effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this would be the quarter ended December 31, 2000.

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

    International operations constitute 100% of the Company's 2000 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss for the year ended December 31, 2000 by approximately $1.8 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $1.8 million decrease in the reported operating loss for the year ended December 31, 2000. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 11.8% in 1998, approximately 7.3% in 1999 and 10.1% in 2000. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999. However for the year ended December 31, 2000, the zloty has appreciated against the U.S. dollar by approximately 0.12%. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder of Poland Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of Poland Communications, Inc. and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive loss, changes in stockholder's equity and cash flows for the year ended December 31, 2000 and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Communications, Inc. and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the year ended December 31, 2000 and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.




                                                Arthur Andersen Sp. z o.o.

Warsaw, Poland
March 28, 2001

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Poland Communications, Inc.:


We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholder's deficiency and cash flows of Poland Communications, Inc. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Poland Communications, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.



KPMG



Warsaw, Poland
March 29, 1999

                           POLAND COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                             SUCCESSOR (NOTE 2)
                                                                                    -------------------------------------
                                                                                      DECEMBER 31,        DECEMBER 31,
                                                                                          2000                1999
                                                                                    ------------------  -----------------
                                                                                               (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                           $     1,442         $    3,374
      Trade accounts receivable, net of allowances for doubtful
         accounts of $4,937 in 2000 and $2,419 in 1999 (note 5)                                 8,968              6,156
      VAT recoverable                                                                             241              1,243
      Prepayments                                                                                 510                890
      Other current assets                                                                        192                298
                                                                                    ------------------  -----------------
        Total current assets                                                                   11,353             11,961
                                                                                    ------------------  -----------------

      Property, plant and equipment (note 8):
        Cable television system assets                                                        151,417            123,845
        Construction in progress                                                                6,179              6,382
        Vehicles                                                                                  707                741
        Other                                                                                  12,109              6,120
                                                                                    ------------------  -----------------
                                                                                              170,412            137,088
                     Less accumulated depreciation                                            (28,147)            (7,478)
                                                                                    ------------------  -----------------
                     Net property, plant and equipment                                        142,265            129,610

      Inventories for construction                                                              5,686              5,373
      Intangible assets, net (note 9)                                                         359,568            377,846
      Other assets                                                                                  -                141
                                                                                    ------------------  -----------------
                     Total assets                                                        $    518,872        $   524,931
                                                                                    ==================  =================


          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                          SUCCESSOR (NOTE 2)
                                                                            ---------------------------------------------
                                                                                DECEMBER 31,            DECEMBER 31,
                                                                                    2000                    1999
                                                                            ---------------------   ---------------------
                                                                                            (IN THOUSANDS)
Current liabilities:
     Accounts payable and accrued expenses                                         $      28,343           $      23,438
     Accrued interest                                                                        236                     243
     Deferred revenue                                                                      2,182                     759
     Due to affiliates and parent                                                         38,316                  25,434
                                                                            ---------------------   ---------------------
           Total current liabilities                                                      69,077                  49,874

Long term liabilities:
     Notes payable and other payables to parent (note 14)                                 23,269                   7,763
     Notes payable (note 11)                                                              15,344                  16,456
                                                                            ---------------------   ---------------------
           Total liabilities                                                             107,690                  74,093
                                                                            ---------------------   ---------------------

Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)                                        38,858                  34,695
Mandatorily Redeemable Debenture stock 30,000 authorized; 14,000 shares issued
  and outstanding (including accrued dividend)                                           156,566                 142,333

Commitments and contingencies (note 18)

Stockholder's equity (note 1):
     Common stock, $.01 par value, 27,000 shares authorized; 18,948
           shares issued and outstanding                                                       1                       1
     Paid-in capital                                                                     332,579                 342,315
     Accumulated other comprehensive loss                                                (37,182)                (35,376)
     Accumulated deficit                                                                 (79,640)                (33,130)
                                                                            ---------------------   ---------------------
           Total stockholder's equity                                                    215,758                 273,810
                                                                            ---------------------   ---------------------
           Total liabilities and stockholder's equity                             $      518,872          $      524,931
                                                                            =====================   =====================



          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 SUCCESSOR (NOTE 2)                      PREDECESSOR (NOTE 2)
                                                       --------------------------------------    -----------------------------------
                                                                           PERIOD FROM AUGUST     PERIOD FROM
                                                           YEAR ENDED        6, 1999 THROUGH     JANUARY 1, 1999        YEAR ENDED
                                                           DECEMBER 31,        DECEMBER 31,          THROUGH           DECEMBER 31,
                                                              2000              1999             AUGUST 5, 1999            1998
                                                              ----              ----             --------------            ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                                     $   68,781        $   27,027           $   35,434           $   52,971

Operating expenses:
   Direct operating charged by third parties                     18,150            11,615               10,636               17,657
   Direct operating charged by affiliate                         26,933             9,931               13,634               17,186
   Selling, general and administrative expenses                  22,495            14,246                9,281               19,559
   Depreciation and amortization                                 45,784            18,158               13,819               21,635
                                                       -----------------  ----------------     ----------------   ------------------
Total operating expenses                                        113,362            53,950               47,370               76,037

   Operating loss                                               (44,581)          (26,923)             (11,936)             (23,066)

Interest and investment income/(loss), net                          257               (11)                 167                1,020
Interest expense                                                 (2,458)           (4,253)              (8,578)             (14,320)
Foreign exchange gain/(loss), net                                   374            (3,909)                (295)                (617)
Non-operating income, net                                             -             1,977                    -                    -
                                                       -----------------  ----------------     ----------------   ------------------
   Loss before income taxes and
        minority interest                                       (46,408)          (33,119)             (20,642)             (36,983)

Income tax expense (note 10)                                       (102)              (11)                 (30)                (210)
Minority interest                                                     -                 -                    -                    -
                                                       -----------------  ----------------     ----------------   ------------------
   Net loss                                                     (46,510)          (33,130)             (20,672)             (37,193)
   Accretion of redeemable preferred stock (note 13)             (4,163)           (1,911)              (1,807)              (4,106)
   Accrued dividend on Mandatorily Redeemable
      Debenture stock (note 14)                                 (14,233)           (2,333)                    -                    -
                                                       -----------------  ----------------     ----------------   ------------------
Net loss applicable to holders of common stock                  (64,906)          (37,374)             (22,479)             (41,299)
                                                       =================  ================     ================   ==================
Basic and diluted net loss per common share
   (note 12)                                                $ (3,425.48)      $ (1,972.45)         $ (1,186.35)        $  (2,179.60)


          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                  SUCCESSOR (NOTE 2)                   PREDECESSOR (NOTE 2)
                                          -----------------------------------------------------------------------------
                                                                PERIOD FROM       PERIOD FROM
                                             YEAR ENDED        AUGUST 6, 1999    JANUARY 1, 1999       YEAR ENDED
                                            DECEMBER 31,          THROUGH           THROUGH           DECEMBER 31,
                                                2000         DECEMBER 31, 1999   AUGUST 5, 1999          1998
                                          -----------------  ----------------  ------------------ ------------------
                                                                       (IN THOUSANDS)
Net loss                                      $   (46,510)      $   (33,130)        $   (20,672)       $   (37,193)
Other comprehensive income/(loss):
    Translation adjustment                         (1,806)          (35,376)            (15,947)               586
                                          -----------------  ----------------  ------------------ ------------------
Comprehensive loss                                (48,316)          (68,506)            (36,619)           (36,607)
                                          =================  ================  ================== ==================


          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY / (DEFICIENCY)



                                                      COMMON STOCK                            ACCUMULATED
                                                -------------------------                        OTHER
                                                                              PAID IN        COMPREHENSIVE
                                                  SHARES        AMOUNT        AMOUNT         INCOME/(LOSS)
                                                ------------  -----------  --------------  ------------------
Balance at January 1, 1998                           18,948         $  1        $ 59,553             $     -
   Net loss                                               -            -               -                   -
   Cumulative Translation Adjustment                      -            -               -                 586
   Capital Contribution                                   -            -          10,655                   -
   Cancellation of Series B redeemable
     preferred stock                                      -            -          12,278                   -
   Accretion of redeemable preferred stock
    (note 13)                                             -                       (4,106)                  -
                                                ------------  -----------  --------------  ------------------
Balance December 31, 1998                            18,948            1          78,380                 586
                                                ------------  -----------  --------------  ------------------
   Net loss for seven months of 1999                      -            -               -                   -
   Cumulative Translation Adjustment                      -            -               -             (15,947)
   Capital Contribution                                   -            -           6,000                   -
   Accretion of redeemable preferred stock
    (note 13)                                             -            -          (1,807)                  -
                                                ------------  -----------  --------------  ------------------
Balance August 5, 1999 (predecessor)                 18,948            1          82,573             (15,361)
                                                ------------  -----------  --------------  ------------------
   Purchase accounting                                                           248,986              15,361
                                                ------------  -----------  --------------  ------------------
Balance August 6, 1999 (successor)                   18,948            1         331,559                   -
                                                ------------  -----------  --------------  ------------------
   Net loss for five months of 1999                       -            -               -                   -
   Cumulative Translation Adjustment                      -            -               -             (35,376)
   Capital Contribution                                   -            -          15,000                   -
   Accretion of redeemable preferred stock
    (note 13)                                             -            -          (1,911)                  -
   Accretion of redeemable debenture stock                -            -          (2,333)                  -
                                                ------------  -----------  --------------  ------------------
Balance December 31, 1999 (successor)                18,948            1         342,315             (35,376)
                                                ------------  -----------  --------------  ------------------
   Net loss                                               -            -               -                   -
   Cumulative Translation Adjustment                      -            -               -              (1,806)
   Capital Contribution                                   -            -           3,860                   -
   Purchase accounting                                    -            -           4,800                   -
   Accretion redeemable preferred
    stock (note 13)                                       -            -          (4,163)                  -
   Accretion of redeemable debenture stock                -            -         (14,233)                  -
                                                ------------  -----------  --------------  ------------------
Balance December 31, 2000 (successor)                18,948         $  1        $332,579            $(37,182)
                                                ============  ===========  ==============  ==================



                                                  ACCUMULATED
                                                    DEFICIT           TOTAL
                                                ----------------  --------------
Balance at January 1, 1998                            $ (55,335)     $    4,219
   Net loss                                             (37,193)        (37,193)
   Cumulative Translation Adjustment                          -             586
   Capital Contribution                                       -          10,655
   Cancellation of Series B redeemable
     preferred stock                                          -          12,278
   Accretion of redeemable preferred stock
    (note 13)                                                 -          (4,106)
                                                ----------------  --------------
Balance December 31, 1998                               (92,528)        (13,561)
                                                ----------------  --------------
   Net loss for seven months of 1999                    (20,672)        (20,672)
   Cumulative Translation Adjustment                          -         (15,947)
   Capital Contribution                                       -           6,000
   Accretion of redeemable preferred stock
    (note 13)                                                 -          (1,807)
                                                ----------------  --------------
Balance August 5, 1999 (predecessor)                   (113,200)        (45,987)
                                                ----------------  --------------
   Purchase accounting                                  113,200         377,547
                                                ----------------  --------------
Balance August 6, 1999 (successor)                            -         331,560
                                                ----------------  --------------
   Net loss for five months of 1999                     (33,130)        (33,130)
   Cumulative Translation Adjustment                          -         (35,376)
   Capital Contribution                                       -          15,000
   Accretion of redeemable preferred stock
    (note 13)                                                 -          (1,911)
   Accretion of redeemable debenture stock                    -          (2,333)
                                                ----------------  --------------
Balance December 31, 1999 (successor)                   (33,130)        273,810
                                                ----------------  --------------
   Net loss                                             (46,510)        (46,510)
   Cumulative Translation Adjustment                          -          (1,806)
   Capital Contribution                                       -           3,860
   Purchase accounting                                        -           4,800
   Accretion redeemable preferred
    stock (note 13)                                           -          (4,163)
   Accretion of redeemable debenture stock                    -         (14,233)
                                                ----------------  --------------
Balance December 31, 2000 (successor)                 $ (79,640)      $ 215,758
                                                ================  ==============



          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        SUCCESSOR (NOTE 2)                 PREDECESSOR (NOTE 2)
                                                                  ------------------------------   -------------------------------
                                                                                   PERIOD FROM         PERIOD FROM
                                                                    YEAR ENDED    AUGUST 6, 1999      JANUARY 1, 1999   YEAR ENDED
                                                                   DECEMBER 31,      THROUGH              THROUGH       DECEMBER 31,
                                                                      2000       DECEMBER 31, 1999    AUGUST 5, 1999       1998
                                                                  -------------  -----------------    --------------    -----------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                        $ (46,510)        $ (33,130)        $(20,672)       $ (37,193)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation and amortization                                    45,784            18,158           13,819           21,635
      Amortization of notes payable discount and issue cost                -               895                -              881
      Unrealized foreign exchange (gain)/loss                           (956)            3,742                -                -
      Other                                                              (57)           (2,200)               -              496
     Changes in operating assets and liabilities:
      Accounts receivable                                             (2,607)             (986)          (2,400)            (650)
      Other current assets                                             1,129            (3,048)           2,138            1,015
      Accounts payable                                                 1,929             6,641           (5,566)           6,289
      Accrued interest                                                   914                 -              767              (35)
      Amounts due to affiliate and parent                             11,802           (13,998)          21,913           19,872
      Deferred revenue                                                 1,422            (1,140)             879              (55)
      Accrued income taxes                                                 -                 -                -            2,029
      Other                                                                -            (1,305)               -                -
                                                                    --------          ---------         --------         --------
       Net cash provided by operating activities                      12,850           (26,371)          10,878           14,284
                                                                    --------          ---------         --------         --------
Cash flows from investing activities:
      Construction and purchase of property, plant and equipment     (30,451)           (9,084)         (13,025)         (42,639)
      Notes receivable from affiliate                                      -                 -              449            6,023
      Purchase of intangibles                                         (2,074)             (308)          (1,036)               -
      Purchase of subsidiaries, net of cash received                       -              (954)          (6,860)         (17,601)
                                                                    --------          ---------         --------         --------
       Net cash used in investing activities                         (32,525)          (10,346)         (20,472)         (54,217)
                                                                    --------          ---------         --------         --------
Cash flows from financing activities:
      Proceeds from notes payable                                          -                50            7,713            6,500
      Repayment of notes payable                                      (1,048)         (122,959)            (445)            (398)
      Proceeds from issuance of Mandatorily Redeemable
       Debenture stock                                                     -           140,000                -                -
      Proceeds from
      Parent                                                          14,933                 -                -                -
      Capital contribution                                             3,860            16,907            6,000           10,655
                                                                    --------          ---------         --------         --------
       Net cash provided by financing activities                      17,745            33,998           13,268           16,757
                                                                    --------          ---------         --------         --------
       Net (decrease)/increase in cash and cash equivalents           (1,930)           (2,719)           3,674          (23,176)

Effect of exchange rates on cash                                          (2)             (155)
Cash and cash equivalents at beginning of period                       3,374             6,248            2,574           25,750
                                                                    --------          ---------         --------         --------
Cash and cash equivalents at end of period                         $   1,442         $   3,374         $  6,248        $   2,574
                                                                    ========          =========         ========         ========
Supplemental cash flow information:
      Cash paid for interest                                       $   1,577         $   6,270         $  7,304        $  13,014
                                                                    ========          =========         ========         ========
      Cash paid for income taxes                                   $     102         $      37         $     47        $     589
                                                                    ========          =========         ========         ========


          See accompanying notes to consolidated financial statements.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


1. REPORTING ENTITY

    Poland Communications, Inc. ("PCI"), is a New York corporation and was founded in 1990 by David T. Chase, a Polish-born investor. PCI is a wholly-owned subsidiary of UPC Polska, Inc., formerly @Entertainment, Inc. ("UPC Polska"), a Delaware corporation which is wholly-owned subsidiary of United Pan-Europe Communications N.V. ("UPC"). PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. PCI and PCBV are holding companies that hold controlling interests in a number of Polish cable television companies, collectively referred to as the "UPC TK Companies". All significant assets and operating activities of PCI and subsidiaries (the "Company") are located in Poland.

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

    The PCBV Stockholders' Agreement contains restrictions on the PCBV stockholders' ability to sell, pledge, hypothecate or otherwise transfer or encumber their PCBV shares. In addition, PCBV stockholders have the right of first refusal to purchase PCBV shares upon the death of an individual PCBV stockholder, and upon the liquidation, dissolution or other termination of a corporate PCBV stockholder. Furthermore, PCI has, in certain instances, the right of first refusal to purchase PCBV shares from minority stockholders, and the minority stockholders have the right of first refusal to purchase PCBV shares from PCI, before such shares can be sold to a third party.

    Under the PCBV Stockholder's Agreement, PCI has the option to purchase the PCBV shares owned by the minority stockholders upon the satisfaction of certain conditions.

    The PCBV Stockholders' Agreement also includes covenants against competition that limit the ability of each PCBV stockholder to engage directly or indirectly in any aspect of the cable television business in Poland for a period ending ten years after such PCBV stockholder ceases to be a PCBV stockholder. PCI has direct or indirect ownership interests in a number of entities that engage in certain aspects of the cable television business in Poland. Under the PCBV Stockholders' Agreement, the minority stockholders have a claim against 7.7% of the profits and equity of such entities and, under a supplemental agreement, PCI has agreed to share the profits of these entities with the minority stockholders on a pro rata basis. On or about July 8, 1999 certain minority shareholders of PCBV filed a lawsuit against the Company and UPC Polska and certain other parties, (see note 18).

 2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, UPC Polska entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska shares of common stock at $19.00 per share.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


    The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of UPC Polska common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of UPC Polska outstanding shares of common stock (the "Acquisition"). In addition UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the outstanding warrants and stock options.

    Also on August 6, 1999, Bison was merged with and into UPC Polska with UPC Polska continuing as the surviving corporation (the "Merger"). Accordingly, UPC Polska became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. PCI prior to the Acquisition, is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor".

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date the Notes of UPC Polska and the Company were restated to reflect the market value and as a result were increased by $61.9 million, deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transaction. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between UPC Polska and Telewizyjna Korporacja Partycypacyjna ("TKP"). UPC Polska allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $417.1 million of goodwill

    The following pro forma condensed consolidated results for seven months of 1999 and year ended December 31, 1998 give effect to the Acquisition of UPC Polska as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. Additionally, interest expense related to the deferred financing costs was removed for each of the periods presented. There was no tax effect from these adjustments because of the significant net operating losses.


                                  YEAR ENDED       FIVE MONTHS         SEVEN MONTHS OF 1999                  YEAR ENDED
                               DECEMBER 31, 2000     OF 1999                                             DECEMBER 31, 1998
                             ------------------------------------------------------------------ -------------------------------
                             ------------------------------------------------------------------ ------------------------------
                                HISTORICAL         HISTORICAL        PRO FORMA        HISTORICAL       PRO FORMA      HISTORICAL
                                                                                                       UNAUDITED
Service and other revenue           $  68,781        $ 27,027         $ 35,434        $   35,434       $ 52,971        $ 52,971
                             =================  ==============   ==============    ================   ============    ==========

Net loss                          $  (46,510)      $ (33,130)        $(34,794)        $  (20,672)      $(61,761)       $(37,193)
                             =================  ==============   ==============    ================   ============    ==========

3.  FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception (1990). As of December 31, 2000, the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of its programming; (ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) control its management of subscribers by using advanced information systems; and (iv) provide additional revenue generating services to its customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is solely dependent on its ultimate parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

    Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the managmement of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

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

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

REVENUE RECOGNITION

CABLE TELEVISION REVENUE:

    Cable television revenues are recognized in accordance with SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable television systems, is recognized to the extent of direct selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the systems.

INTERNET SERVICE REVENUES:

     During the fourth quarter of the year 2000 the Company began providing Internet services to its cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

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

U.S. TAXATION

    PCI is subject to U.S. Federal taxation on its worldwide income. The Polish corporations are not engaged in a trade or business within the U.S. or do not derive income from U.S. sources and accordingly, are not subject to U.S. income tax.

FOREIGN TAXATION

    The UPC TK Companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

    The UPC TK Companies' income tax is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities.

    Effective January 1998, the Company adopted EITF 92-8--"Accounting for the Income Tax Effects under FASB Statement No. 109

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During year ended December 31, 2000, five months of 1999, seven months of 1999 and year ended December 31, 1998 no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:


                  Cable television system assets.................................   10 years
                  Set-top boxes..................................................   5 years
                  Vehicles......................................................    5 years
                  Other property, plant and equipment...........................    5-10 years


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

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized as interest expense over the life of the loan using the effective interest method. Such costs were included at the Merger as part of the purchase accounting adjustment in 1999.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

STOCK - BASED COMPENSATION

    The Company has adopted SFAS No. 123, "ACCOUNTING FOR STOCK - BASED COMPENSATION", which gives companies the option to adopt the fair value based method for expense recognition of employee stock options and other stock-based awards or to account for such items using the intrinsic value method as outlined under APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", with pro forma disclosure of net loss and loss per share as if the fair value method had been applied. The Company has elected to apply APB Opinion No. 25 and related interpretations for stock options and other stock-based awards.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

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

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

    At December 31, 2000 and 1999, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 2000 and 1999, the carrying value of the redeemable preferred stock has been determined based upon the amount of future cash flows discounted using the Company's estimated borrowing rate for similar instruments. It was not practicable to estimate the fair value of the redeemable preferred stock due to the fact that the instruments are wholly owned by the Company's parent.

    At December 31, 2000 and 1999 the fair value of the Company's notes payable balance approximated $13,737,000 and $14,837,000, respectively based on the last trading price of the notes in 2000 and 1999. It was not practical to estimate the fair value due to affiliate and notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments. At the date of the Merger PCI Notes were restated to their fair market value at this date. The resulting $1.6 million increase was recorded in the pushed-down purchased accounting entries.

IMPAIRMENT OF LONG - LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) on a regular basis by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As noted in Note 3, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets.

BUSINESS SEGMENT INFORMATION

    The Company operates in one business segment, providing cable television services.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. For the year ended December 31, 2000, five months and seven months of 1999 the Company incurred advertising costs of approximately $2,016,000, $584,000 and $267,000, respectively.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the presentation contained in the 2000 periods.

NEW ACCOUNTING PRINCIPLES

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met. If a derivative instrument qualifies for hedge accounting, the gains or losses from the derivative may offset results from the hedged item in the statement of operations or other comprehensive income, depending on the type of hedge. To adopt hedge accounting, a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   In June 2000, the Financial Accounting Standards Board issued SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and this statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging accounting.

   SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A company may implement the statements as of the beginning of any fiscal quarter after issuance; however, SFAS 133 cannot be applied retroactively.

   The Company expects that the adoption of SFAS 133, SFAS 137, and SFAS 138 in 2001 will not have a material impact on the financial position or the results of operations of the Company.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB
101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, was effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this would be the quarter ended December 31, 2000.

    SAB 101 permits the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2000. As the Company's accounting policies for its cable television services are still accounted for under SFAS 51, FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES, there was no immediate effect on the Company. However, with the introduction of Internet services in the fourth quarter of 2000, revenue recognition for Internet related services has been and will be reported in accordance with SAB 101.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


5. VALUATION AND QUALIFYING ACCOUNTS


                                                                                     ADDITIONS
                                                                BALANCE AT THE      CHARGED TO     AMOUNTS       BALANCE AT THE
                                                              BEGINNING OF PERIOD     EXPENSE     WRITTEN OFF    END OF PERIOD
                                                              -------------------    ----------  -------------   --------------
                                                                                     (IN THOUSANDS)
           1998           Allowance for Doubtful Accounts        $        766          $  1,383      $   1,054       $   1,095

   SEVEN MONTHS OF 1999   Allowance for Doubtful Accounts        $      1,095          $    740      $    223        $   1,612

    FIVE MONTHS OF 1999   Allowance for Doubtful Accounts        $      1,612          $  1,660      $    853        $   2,419

           2000           Allowance for Doubtful Accounts        $      2,419          $  3,269      $    751        $   4,937


6. ACQUISITIONS

    On June 2, 2000 Wizja TV B.V. acquired 1.4% of the outstanding capital stock of PCBV from a minority shareholder of PCBV.

    During 1999 and 1998, the Company made several acquisitions of which details follow. In each case, the acquisition was accounted for using the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their proportionate share of fair values on the date of acquisition and any excess to goodwill. The results of operations of each of the business acquired are included in the Company's consolidated financial statements since the date of acquisition. In each case the goodwill life was 10 years. However, as discussed in Note 4, the revalued goodwill resulting from the Merger is being amortized over 15 years.

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


    In February 1998, the Company acquired substantially all of the assets and liabilities of a cable television business for aggregate consideration of approximately $1,574,000. The purchase price exceeded the fair value of the net liabilities acquired by approximately $2,041,000. In association with this acquisition, the Company assumed a $2,150,000 loan from Bank Rozwoju Exportu S.A. (See Note 11).

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


    On August 15, 1998, the Company purchased the remaining approximately 50% interest in one subsidiary company which was held by unaffiliated third parties for aggregate consideration of approximately $5,372,000. The purchase price exceed the fair value of the assets acquired by approximately $1,104,000.

    On July 16, 1998 the Company's parent, UPC Polska, Inc. purchased the remaining 45.25% interest in a subsidiary of the Company which was held by unaffiliated third parties for an aggregate purchase price of approximately $10,655,000 of which approximately $9,490,000 relates to non-compete agreements. The Company has applied push-down accounting to this transaction on the date of purchase and therefore the transaction has been recognized in the Company's consolidated financial statements. The purchase price paid by the Company's parent has been treated as a capital contribution to the Company. The purchase price, excluding the amount paid relating to the non-compete agreements, exceeded the fair value of the assets acquired by approximately $604,000. The portion of the purchase price relating to the non-compete agreements will be amortized over the five years term of the agreements.

    Additionally, during 1998 the Company acquired certain cable television system assets and subscriber lists for aggregate consideration of approximately $2,000,000. The purchase prices did not materially exceed the fair value of the assets acquired.

   Had these acquisitions occurred at the beginning of the respective periods, the Company's pro-forma consolidated results for the years ended December 31, 1999 and 1998 would not be materially different from those presented in the Consolidated Statements of Operations.

7. DIVESTITURE OF SUBSIDIARY

    During February 1998, UPC Polska, Inc., the Company's parent, purchased substantially all of the assets and liabilities of one of the Company's subsidiaries, including a note payable to the Company for $6,527,000, for consideration of $100. The transfer was accounted for at historical cost in a manner similar to a pooling of interests. The difference between the amount of cash disbursed and the fair value of the liabilities assumed and the historical cost of the net assets acquired, of approximately $3,031,000, was accounted for as a reduction of the accumulated deficit. Prior period financial statements have been restated to reflect the transfer.

8. PROPERTY, PLANT AND EQUIPMENT





                                                                                 SUCCESSOR
                                                                    ----------------------------------
                                                                    DECEMBER 31,          DECEMBER 31,
                                                                        2000                 1999
                                                                    ------------         ------------
                                                                              (IN THOUSANDS)
Property, plant and equipment:
    Cable television systems assets                                    151,417              123,845
    Construction in progress                                             6,179                6,382
    Vehicles                                                               707                  741
    Other                                                               12,109                6,120
                                                                    -----------          -----------
                                                                       170,412              137,088
    Less accumulated depreciation                                      (28,147)              (7,478)
                                                                    -----------          -----------
         Net property, plant and equipment                             142,265              129,610

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


    The Company incurred depreciation charges for property, plant and equipment of $20,129,000, $7,211,000, $10,192,000 and $16,005,000 for year ended December
31, 2000, five months of 1999, seven months of 1999 and for year ended December 31, 1998, respectively.

  9. INTANGIBLE ASSETS

    Intangible assets consist of the following:


                                                                           SUCCESSOR
                                                            ----------------------------------------
                                                               DECEMBER 31,          DECEMBER 31,
                                                                   2000                  1999
                                                            ----------------------------------------
                                                                        (IN THOUSANDS)
Conduit, franchise agreements and other                               $  7,323           $    4,334
Goodwill                                                               390,398              384,459
Non-compete agreements                                                                            -
                                                            -------------------    -----------------
                                                                       397,721              388,793
Less accumulated amortization                                          (38,153)             (10,947)
                                                            -------------------    -----------------
Net intangible assets                                                 $359,568             $377,846
                                                            ===================    =================




    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska.

    Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date the Notes of UPC Polska and the Company were restated to reflect the market value and as a result were increased by $61.9 million, deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transaction. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between UPC Polska and Telewizyjna Korporacja Partycypacyjna ("TKP"). UPC Polska allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $417.2 million of goodwill. The Company incurred amortization charges for intangible assets of $25,655,000, $10,947,000, $3,627,000 and
$5,630,000 for the year ended December 31, 2000, five and seven months of 1999 and year ended December 31, 1998, respectively.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


10. INCOME TAXES

    Income tax expense consists of:


                                           CURRENT                 DEFERRED                TOTAL
                                           -------                ---------                -----
                                                                (IN THOUSANDS)
Year ended December 31, 2000:
     U.S. Federal                           $--                  $      --                 $--
     State and local                         --                         --                  --
     Foreign                                 (102)                      --                  (102)
                                            -----                -----------               -----
                                            $(102)               $      --                 $(102)
                                            =====                ===========               =====

Five months of 1999:
     U.S. Federal                           $--                  $      --                 $--
     State and local                         --                         --                  --
     Foreign                                  (11)                      --                   (11)
                                            -----                -----------               -----
                                            $ (11)               $      --                 $ (11)
                                            =====                ===========               =====

Seven months of 1999:
     U.S. Federal                           $--                  $      --                 $--
     State and local                         --                         --                  --
     Foreign                                  (30)                      --                   (30)
                                            -----                -----------               -----
                                            $ (30)                      --                 $ (30)
                                            =====                ===========               =====

Year ended December 31, 1998:
     U.S. Federal                           $--                  $      --                 $--
     State and local                         --                         --                  --
     Foreign                                 (210)                      --                  (210)
                                            -----                -----------               -----
                                            $(210)               $      --                 $(210)
                                            =====                ===========               =====



                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


    Sources of loss before income taxes and minority interest are as follows:




                                          YEAR ENDED                                                         YEAR ENDED
                                         DECEMBER 31,       FIVE MONTHS OF          SEVEN MONTHS OF         DECEMBER 31,
                                            2000                 1999                    1999                  1998
                                      ---------------     --------------------     --------------------  -------------------
                                       (IN THOUSANDS)

Domestic gain/(loss)               $  9,913                $ (3,318)               $ (3,895)               $ (6,138)
Foreign loss                        (56,321)                (29,801)                (16,747)                (30,845)
                                   --------                --------                --------                --------
                                   $(46,408)               $(33,119)               $(20,642)               $(36,983)
                                   ========                ========                ========                ========




    Income tax expense was $(102,000), $(11,000), $(30,000) and $(210,000) for
the year ended December 31, 2000, five months of 1999, seven months of 1999 and for the year ended December 31, 1998, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:


                                                          YEAR ENDED                                                YEAR ENDED
                                                         DECEMBER 31,      FIVE MONTHS OF     SEVEN MONTHS OF      DECEMBER 31,
                                                       ----------------  -------------------  ---------------    -----------------
                                                            2000                1999               1999               1998
                                                       ----------------  -------------------  ----------------   -----------------
                                                                                        (IN THOUSANDS)
Computed "expected" tax benefit                               $ 15,779           $ 11,260           $  7,018           $ 12,574
Non-deductible expenses                                         (7,445)            (2,326)            (1,473)             2,911
Change in valuation allowance                                    8,895             (6,263)            (3,903)            (4,358)
Adjustment for adoption of EITF 92-8                              --                 --                 --              (11,311)
Adjustment to deferred tax asset for enacted changes
 in tax rates                                                   (7,980)            (2,682)            (1,672)              (695)
Foreign tax rate differences                                    (2,324)              --                 --                  606
Expiration of NOL's                                             (4,988)              --                 --                 --
Other                                                           (2,039)              --                 --                   63
                                                              --------           --------           --------           --------
                                                              $   (102)          $    (11)          $    (30)          $   (210)
                                                              ========           ========           ========           ========




                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:



                                                                             DECEMBER 31,
                                                                   ---------------------------------
                                                                        2000              1999
                                                                   ---------------    --------------
                                                                             (IN THOUSANDS)
Deferred tax assets:
    Foreign net operating loss carryforward                             $ 20,391        $ 13,163
    Domestic net operating loss carry forward                               --              --
    Accrued interest                                                       2,008           2,877
    Accrued liabilities                                                    3,446           3,099
    Bad debt                                                               1,086             726
    Deferred revenue                                                        --               228
    Unrealized foreign exchange losses                                     2,758          17,403
    Other                                                                 (1,780)           --
                                                                        --------        --------
Total gross deferred tax assets                                           27,909          37,496
Less valuation allowance                                                 (22,987)        (31,882)
                                                                        --------        --------
Net deferred tax assets                                                 $  4,922        $  5,614
                                                                        ========        ========
Deferred tax liabilities:
    Excess of book value over tax basis of fixed assets resulting from conversion from hyperinflation
                                                                          (4,922)       $ (5,614)
    Other                                                                   --              --
                                                                        --------        --------
    Total gross deferred tax liabilities                                $ (4,922)       $ (5,614)
                                                                        --------        --------
    Net deferred tax liability                                          $   --          $   --
                                                                        ========        ========




   The net increase/(decrease) in the valuation allowance for the year ended December 31, 2000, five months of 1999, seven months of 1999 and for the year ended December 31, 1998 was $(8,895,000), $6,263,000, $3,903,000 and $4,358,000,
respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000.

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

    Prior to 1999, foreign tax loss carryforwards can be offset against the UPC TK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. Starting from 1999 foreign loss

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


carryforwards can be offset against UPC TK Companies' taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. For losses incurred in the U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in the U.S. from 1998, loss carry forwards can be applied against taxable income two years retroactively and twenty years into the future.

     At December 31, 2000, the Company has foreign net operating loss carryforwards of approximately $88,904,000, which expire as follows:



YEAR ENDED DECEMBER 31,                                                       (IN THOUSANDS)
- ------------------------------------------------------------------------   ---------------------
2001                                                                              $    3,784
2002                                                                                       -
2003                                                                                  13,449
2004                                                                                  42,560
2005                                                                                  29,111
                                                                           ---------------------
                                                                                  $   88,904
                                                                           =====================

11. NOTES PAYABLE

    Notes payable consist of the following:


                                                                                   DECEMBER 31,
                                                                           ----------------------------
                                                                             2000               1999
                                                                           --------           ---------
                                                                                  (IN THOUSANDS)
PCI Notes, net of discount                                                 $14,509            $14,899
American Bank in Poland S.A. ("AmerBank") revolving credit loan               --                 --
Bank Rozwoju Exportu S.A. Deutsche - Mark facility                             835              1,286
Other                                                                         --                  271
                                                                           -------            -------
TOTAL NOTES PAYABLE                                                        $15,344            $16,456
                                                                           =======            =======


                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 2000 and 1999 the Company accrued interest expense of $236,000 and $243,000, respectively. Prior to November 1, 1999, PCI could have redeemed up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $210,530,000 and $176,398,000 at December 31, 2000 and 1999,
respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control; (viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) consolidations, mergers and sale of assets;
(xii) limitation on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 2000, the Company was in compliance with such covenants.

    Pursuant to the terms of the indentures covering each of the UPC Polska's Notes and the PCI Notes (as defined hereinafter), which provided that, following a Change of Control (as defined therein), each holder of UPC Polska's Notes and PCI Notes had the right, at such holder's option, to require the Company and PCI, respectively to offer to repurchase all or a portion of such holder's UPC Polska Notes and PCI Notes at the Repurchase Price. UPC Polska and PCI made offers to repurchase (the "Offers") from the holders of the Notes UPC Polska's 14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2% Series B Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "UPC Polska Notes") and PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes").The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

    PCI was required to offer to repurchase the PCI Notes at their purchase price of $1,010 per $1,000 principal amount of the PCI Notes, which is 101% per $1,000 principal amount of the PCI. As of August 5, 1999, PCI had $130,000,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to its repurchase offer, PCI has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. In December 1999 and March 2000, PCI repurchased an additional $2,000,000 and $390,000, respectively, aggregate principal amount of PCI Notes for an aggregate price of $2,040,024 and $402,944, respectively. PCI's repurchases were funded by the sale of 14,000 shares of PCI's Mandatorily Redeemable Debenture Stock to the UPC Polska for $140 million. To secure its obligations under the Debenture Stock, PCI will pledge to the UPC Polska notes issued by its subsidiary PCBV with an aggregate principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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


BANK ROZWOJU EKSPORTU S.A. DEUTCHE-MARK FACILITY

    The Deutsche-Mark facility represents a credit facility of DM 3,948,615 of which approximately DM 1,702,500 was outstanding at December 31, 2000. The facility bears interest at LIBOR plus 2.0% (6.85% as at December 31, 2000), is repayable in full on December 27, 2002, and is ultimately secured by a pledge of the common shares of one of the Company's subsidiaries.

     Interest expense relating to notes payable was in the aggregate approximately $2,458,000 for the year ended December 31, 2000, $4,253,000 for five months of 1999, $8,578,000 for seven months of 1999 and $14,320,000 for the years ended December 31, 1998, respectively.

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

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:




                                                                   SUCCESSOR                                  PREDECESSOR
                                                     --------------------------------------- --------------------------------------
                                                        YEAR ENDED                                                      YEAR ENDED
                                                        DECEMBER 31,      FIVE MONTHS OF        SEVEN MONTHS OF        DECEMBER 31,
                                                           2000                1999                  1999                 1998
                                                     -----------------  -------------------- ----------------------   -------------
Net loss attributable to common
stockholders (in thousands)                               $  (64,906)          $  (37,374)          $  (22,479)          $  (41,299)
                                                          ----------           ----------           ----------           ----------
Weighted  average number of common shares
outstanding                                                   18,948               18,948               18,948               18,948
                                                          ----------           ----------           ----------           ----------
Basic weighted average number of common shares
outstanding                                               $   18,948           $   18,948           $   18,948           $   18,948
                                                          ==========           ==========           ==========           ==========
Loss per share-basic an diluted                           $(3,425.48)          $(1,972.45)          $(1,186.35)          $(2,179.60)


                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


13. REDEEMABLE PREFERRED STOCK

    The series A and series C preferred stock have a mandatory redemption date of October 31, 2004. At the option of the Company, the series A, series B and series C preferred stock may be redeemed at any time in whole or in part. The redemption price per share of the series A and series C preferred stock is $10,000.

    The preferred stock has been recorded at its mandatory redemption value on October 31, 2004 discounted at 12% to December 31, 1998. The Company periodically accretes from paid-in capital an amount that will provide for the redemption value at October 31, 2004. On August 6, 1999, the Company's parent, UPC Polska, Inc., consented to the cancellation of its 2,500 Series B redeemable preference shares. The accreted value of those shares at that time, approximately $12,278,000 was reclassified to paid-in capital. The total amount recorded for accretion for the year ended December 31, 2000, for five months of 1999, seven months of 1999 and for the year ended December 31, 1998 was $4,163,000, $1,911,000, $1,807,000, and $4,106,000, respectively.

14. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

NOTES PAYABLE AND OTHER PAYABLES TO PARENT

    Amounts due to parent represent notes payable to UPC Polska, advances and payments made on behalf of the PCI by its parent UPC Polska.

NOTES PAYABLE TO UPC POLSKA

    As of December 31, 2000 and 1999, the Company had a loan payable to UPC Polska of approximately $8,739,000 and $7,763,000, respectively. The amounts include accrued interest of approximately $1,184,000 and $263,000 as of the year ended December 31, 2000 and 1999, respectively.

PRINT MEDIA SERVICES

    An affiliate of the Company's Parent provides print media services to the Company. The Company incurred operating costs related to those services of $2,523,000, $0, $296,000 and $4,355,000, for the year ended December 31,
2000, five months of 1999, seven months of 1999 and for the year ended December 31, 1998, respectively. The Company did not incur any costs from this affiliate prior to 1998. Included in accounts payable at December 31, 2000, 1999, 1998 is $55,000, $0 and $1,114,000, respectively due to this affiliate.

PROGRAMMING

    Affiliates of the Company provide programming to PCI and its subsidiaries. The Company incurred programming fees from these affiliates of $24,410,000, $9,931,061, $13,337,901 and $12,831,000, for the year ended December 31, 2000, five months of 1999, seven months of 1999 and for the year ended December 31, 1998, respectively.

MANDATORILY REDEEMABLE DEBENTURE STOCK

    To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, the Company sold UPC Polska 14,000 shares of its Mandatorily Redeemable Debenture stock ("Debenture Stock") for a total of $140 million on an as-issued basis. The debenture stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% per annum from November 3, 1999 to the date of redemption, compounded annually. The Company accrued dividend on Debenture Stock of $14,233,000 and $2,333,000 for the

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


year ended December 31, 2000 and five months of 1999. The Company will pledge notes payable from PCBV to the Company in the amount of $176,815,000 to secure the payment of the redemption amount of the debenture stock. The PCI Noteholders will be equally and ratably secured by this lien.

15. STOCK OPTION PLANS

   UPC POLSKA, INC. (FORMERLY @ENTERTAINMENT, INC.) STOCK OPTION PLAN

    On June 22, 1997, the Company's parent adopted a stock option plan (the "1997 Plan") pursuant to which UPC Polska's Board of Directors could have granted stock options to officers, key employees and consultants of the Company. The 1997 Plan authorized grants of options to purchase up to 4,436,000 shares, subject to adjustment in accordance with the 1997 Plan.

    Stock options are granted with an exercise price that must be at least equal to the stock's fair market value at the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of UPC Polska, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of an incentive stock option must not exceed five years. The term of all other options granted under the 1997 Plan may not exceed ten years. Options became exercisable at such times as determined by UPC Polska Board of Directors and as set forth in the individual stock option agreements. Generally, all stock options vested ratably over 2 to 5 years commencing one year after the date of grant.

    During 1998, there were 250,000 stock options granted to employees of PCI at an exercise price of $12.00 per share and a remaining contractual life of 9.2 years. Of this amount, 125,000 options were exercisable as of December 31, 1998. No options were exercised or forfeited during 1998.

    During 1999, there were 375,000 stock options granted to PCI employees at an exercise price of $14.30 per share and a remaining contractual life of three years. During 1999, 478,750 stock options of PCI employees were forfeited. All other stock options were cancelled and paid in cash in full in connection with the Merger.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


   UPC STOCK OPTION PLAN

   In June 1996, UPC Polska Inc.'s parent company, UPC, adopted a stock option plan (the "Plan") for certain of its employees and those of its subsidiaries. During 2000, management of UPC Polska Inc. and PCI were granted options by the parent company under this plan.

There are 18,000,000 total shares available for the granting of options under the Plan, which are held by the Stichting Administratiekantoor UPC (the "Foundation"), which administers the Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. The vesting period for grants of options is four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), vested options must be exercised, within 30 days of the termination date. The Supervisory Board of UPC may alter these vesting schedules at its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. The Company can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by the Company until expiration of the underlying options. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

   For purposes of the proforma disclosures presented below, UPC, and consequently UPC Polska Inc., have computed the fair values of all options granted during the year ended December 31, 2000 using the Black-Scholes multiple-option pricing model and the following weighted-average assumptions:


Risk-free interest rate...................................... 4.60%
Expected life regular options................................ 5 years
Expected volatility.......................................... 74.14%
Expected dividend yield...................................... 0%.



   Based upon Black-Scholes multiple option model, the total fair value of options granted was approximately $0.8 million for the year ended December 31, 2000. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 2000, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was zero. This stock-based compensation had the following proforma effect on net income (in thousands):


                                                               SUCCESSOR                               PREDECESSOR
                                               --------------------------------------    -------------------------------------
                                                   YEAR ENDED          FIVE MONTHS OF     SEVEN MONTHS OF         YEAR ENDED
                                               DECEMBER 31, 2000           1999                1999          DECEMBER 31, 1998
                                               -----------------      ---------------    ---------------     -----------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss - as reported                            $   (46,510)          $    (33,130)      $   (20,672)          $    (37,193)
Net loss - pro forma                              $   (46,659)          $    (33,130)      $   (21,101)          $    (37,965)
Basic and diluted net
 loss per share - as reported                     $ (2,454.61)          $  (1,748.47)      $ (1,090.99)          $  (2,179.60)
Basic and diluted loss
 per share - pro forma                            $ (2,462.48)          $  (1,748.47)      $ (1,113.63)          $  (2,220.34)


                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


A summary of stock option activity for the Company's employees participating in the Plan is as follows:



                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                        --------------------------------------------
                                                                   WEIGHTED-AVERAGE
                                        NUMBER OF SHARES             EXERCISE PRICE
                                        ----------------           -----------------
                                                                       (EUROS)
Outstanding at the beginning of
 period..............................             --                   --
Granted during period................           32,031                44.22(1)
Cancelled during period..............             --                   --
Exercised during period..............             --                   --
                                                ------                -----
Outstanding at end of period.........           32,031                44.22(1)
                                                ======                =====

Exercisable at end of period (1).....            5,333                44.22(1)
                                                ======                =====


- ----------------
(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2000 amounts to $38.25.

    The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:


                                   FOR THE YEAR ENDED DECEMBER 31, 2000
                        --------------------------------------------------------------
EXERCISE PRICE          NUMBER OF OPTIONS         FAIR VALUE         EXERCISE PRICE
- ----------------------  -------------------  --------------------- -------------------
                                                               (EUROS)
Less than market price              4,733                  31.62               44.22(1)
Equal to market price              27,298                  28.20               44.22(1)
                        -------------------  --------------------- -------------------

   Total                           32,031                  28.71               44.22(1)
                        ===================  ===================== ===================


- ----------------
(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2000 amounts to $38.25.

    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2000:


                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           --------------------------------------------------    ------------------------------
                                          WEIGHTED-AVERAGE
                            NUMBER OF         REMAINING         WEIGHTED-        NUMBER OF         WEIGHTED-
                             OPTIONS         CONTRACTUAL         AVERAGE          OPTIONS           AVERAGE
EXERCISE PRICE (EUROS)     OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
- ---------------------      -----------    ----------------    --------------     -----------    ---------------
                                                                  (EUROS)                           (EUROS)

       44.22                  32,031            3.25              44.22             5,333          44.22(1)
       =====                  ======            ====              =====             =====


- ----------------
(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2000 amounts to $38.25.

    This Plan has been accounted for as a fixed plan. Compensation expense of zero was recognized for the year ended December 31, 2000.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


16.       QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)



                        OPERATING      OPERATING
                         REVENUES        LOSS       NET LOSS
                      -------------- ------------- ------------
2000
   First Quarter             16,853      (10,457)     (11,450)
   Second Quarter            17,177      (10,704)     (16,054)
   Third Quarter             17,094      (11,233)     (14,613)
   Fourth Quarter            17,657      (12,187)      (4,393)

1999
   First Quarter             14,783       (4,264)      (9,507)
   Second Quarter            15,481       (6,116)      (9,653)
   Third Quarter             15,857      (10,427)     (14,897)
   Fourth Quarter            16,340      (18,052)     (19,745)



17. DATA TRANSMISSION LICENSE

    On July 26, 2000 the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license allows that subsidiary to provide Internet services to its customers. This license expired automatically with the entry of the NTL into force, i.e. as of January 1, 2001. The subsidiary may continue the provision of the services covered by the license. It must, however, notify the Chairman of the URT about the provision of the data transmission services by the end of March 2001 as described below. In certain cases listed below, the Chairman of the URT may object to the provision of the services by the subsidiary.

    As of December 31, 2000, approximately 74.5% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TPSA"). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TPSA.

18. COMMITMENTS AND CONTINGENCIES

LEASES

    Total rental expense associated with the operating leases mentioned below for the year ended December 31, 2000, five months of 1999, seven months of 1999 and for the year ended December 31, 1998 was $3,119,000, $969,469, $692,478 and
$2,446,000, respectively, related to these leases.


BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms. Minimum future lease commitments for the aforementioned building leases relate to 2001 only. The future minimum lease commitments related to these building leases approximates $710,000 as of December 31, 2000.

CAR LEASES

   The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of December 31, 2000 are $455,000 in 2001, $403,000 in 2002 and $37,000 in 2003.

CONDUIT LEASES

     The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to Note 19 for further detail.

    All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


Company for installation of cable and equipment for the cable television systems. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease.

    Minimum future lease commitments for the aforementioned conduit leases relate to 2001 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $498,000 as of December 31, 2000.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2000, the Company had an aggregate minimum commitment in relation to these agreements of approximately $70,653,000 over the next seven years, approximating $23,711,000 in 2001, $21,641,000 in 2002,
$14,819,000 in 2003, $8,280,000 in 2004 and $2,202,000 in 2005 and thereafter.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of URT for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company. Additionally, in March 2001, PCI's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission service and access to the Internet.

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

PROCEEDING RELATING TO HBO POLSKA

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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of December 31, 2000 the Company's Polish subsidiaries have no profit available for distribution as dividends.

PCBV MINORITY STOCKHOLDER'S CLAIM

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of PCBV, filed a lawsuit against PCI and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


   The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of
1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between UPC Polska and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

    The amended complaint sets forth eight claims for relief based on allegations that the defendants, including UPC Polska and the Company, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in PCBV, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including the Company, that allegedly compete with PCI and PCBV.

    On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000, Wizja TV B.V., an affiliate of Company's Parent, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged.

    The aforementioned settlement does not include the remaining minority shareholders.

    In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV, hereinafter the "Reece Group") have asserted claims against the past and present directors or officers of, or members of the Board of Managers of, the Company, PCBV and UPC Polska or one or more controlling shareholders of UPC Polska but have not yet filed suit.

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. Although the Company has defenses to the Reese Group's allegations, UPC Polska is presently attempting to negotiate a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares.

19. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUIT

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 2000, approximately 74.5% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduct agreements with TPSA.

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

                           POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


CREDITWORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 2000 or 1999. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Poland Cablevision (Netherlands) B.V.

    We have audited the accompanying consolidated balance sheets of Poland Cablevision (Netherlands)B.V.. and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poland Cablevision (Netherlands)B.V. and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the year ended December 31, 2000 and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.




                                                    Arthur Andersen Sp. z o.o.

Warsaw, Poland
March 28, 2001

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Poland Cablevision (Netherlands) B.V.:


We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders' deficiency and cash flows of Poland Cablevision (Netherlands) B.V. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Poland Cablevision (Netherlands) B.V. and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.




KPMG

Warsaw, Poland
March 29, 1999

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                           CONSOLIDATED BALANCE SHEETS



                                                                                                   SUCCESSOR (NOTE 2)
                                                                                     ----------------------------------------------
                                                                                        DECEMBER 31, 2000       DECEMBER 31, 1999
                                                                                     ----------------------  ----------------------
                                              ASSETS                                                  (IN THOUSANDS)
Current assets:
       Cash and cash equivalents                                                             $   1,159                $   2,838
       Accounts receivable, net of allowances for doubtful accounts
            of $4,392 in 2000 and $1,568 in 1999 (note 5)                                        8,549                    5,909
       VAT recoverable                                                                             295                    1,285
       Prepayments                                                                                 510                      568
       Other current assets                                                                        159                      350
                                                                                             ---------                ---------
            Total current assets                                                                10,672                   10,950
                                                                                             ---------                ---------
       Property, plant and equipment (note 7):
            Cable television system assets                                                     117,307                   92,535
            Construction in progress                                                             6,050                    5,632
            Vehicles                                                                               473                      498
            Other                                                                               11,967                    6,288
                                                                                             ---------                ---------
                                                                                               135,797                  104,953
                  Less accumulated depreciation                                                (22,412)                  (6,067)
                                                                                             ---------                ---------
                  Net property, plant and equipment                                            113,385                   98,886

       Inventories for construction                                                              5,400                    4,453
       Intangible assets, net  (note 2 and 8)                                                  315,923                  338,771
                                                                                             ---------                ---------
                          Total assets                                                       $ 445,380                $ 453,060
                                                                                             =========                =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                                                 $  26,359                $  18,706
       Deferred revenue                                                                          2,182                      594
       Due to affiliate (note 10)                                                               22,864                   13,464
       Other liabilities                                                                          --                        119
                                                                                             ---------                ---------
            Total current liabilities                                                           51,405                   32,883
Long term liabilities:
       Notes payable and other payables to PCI (note 10)                                       248,524                  215,709
                                                                                             ---------                ---------
            Total liabilities                                                                  299,929                  248,592
                                                                                             ---------                ---------

Commitments and contingencies (note 13)

       Minority interest                                                                           281                     --

Stockholders' equity:
       Common stock, $0.50 par value, 200,000 shares authorized;
             issued and outstanding                                                                100                      100
       Paid-in capital                                                                         267,564                  267,564
       Accumulated other comprehensive loss                                                    (33,077)                 (30,950)
       Accumulated deficit                                                                     (89,417)                 (32,246)
                                                                                             ---------                ---------
            Total stockholders' equity                                                         145,170                  204,468
                                                                                             ---------                ---------
            Total liabilities and stockholders' equity                                       $ 445,380                $ 453,060
                                                                                             =========                =========




          See accompanying notes to consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              SUCCESSOR (NOTE 2)                  PREDECESSOR (NOTE 2)
                                                        --------------------------------  --------------------------------
                                                                         PERIOD FROM       PERIOD FROM
                                                                          AUGUST 6,         JANUARY 1,
                                                                            1999             1999
                                                          YEAR ENDED       THROUGH          THROUGH           YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,       AUGUST 5,        DECEMBER 31,
                                                            2000             1999             1999               1998
                                                        -------------  ----------------   --------------   ---------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                               $  64,738         $  25,386         $  29,535         $  36,038

Operating expenses:
   Direct operating expenses charged by
    third parties                                         20,753            12,093             7,963            12,111
   Direct operating expenses charged
    by affiliates                                         25,884             9,588            13,025            11,594
   Selling, general and administrative expenses           21,036            11,104             6,947            14,349
   Depreciation and amortization                          40,511            14,481             8,726            15,033
                                                       ---------         ---------         ---------         ---------
Total operating expenses                                 108,184            47,266            36,661            53,087

   Operating loss                                        (43,446)          (21,880)           (7,126)          (17,049)

Interest and investment income, net                          207                71                59               130
Interest expense charged by parent                       (15,201)           (5,900)           (8,029)          (12,975)
Foreign exchange gain/(loss), net                            337            (3,228)             (219)              (78)
Non-operating expenses
                                                              --            (1,300)             --                  --
                                                       ---------         ---------         ---------         ---------

   Loss before income taxes and
        minority interest                                (58,103)          (32,237)          (15,315)          (29,972)

Income tax expense                                           (76)               (9)              (30)              (52)
Minority interest                                          1,008              --                --              (1,846)
                                                       ---------         ---------         ---------         ---------
   Net loss                                              (57,171)          (32,246)          (15,345)          (31,870)
                                                       ---------         ---------         ---------         ---------
Net loss applicable to holders of common stock           (57,171)          (32,246)          (15,345)          (31,870)
                                                       =========         =========         =========         =========
Basic and diluted net loss per common share            $ (285.85)        $ (161.23)        $  (76.73)        $ (159.35)




          See accompanying notes to consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                              SUCCESSOR (NOTE 2)                  PREDECESSOR (NOTE 2)
                                                        --------------------------------  --------------------------------
                                                                         PERIOD FROM       PERIOD FROM
                                                                          AUGUST 6,         JANUARY 1,
                                                                            1999             1999
                                                          YEAR ENDED       THROUGH          THROUGH           YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,       AUGUST 5,        DECEMBER 31,
                                                            2000             1999             1999               1998
                                                        -------------  ----------------   --------------   ---------------
                                                                                   (IN THOUSANDS)

Net loss                                                   $(57,171)        $(32,246)        $(15,345)        $(31,870)
Other comprehensive (loss)/income:
     Translation adjustment                                  (2,127)         (30,950)         (11,814)             424
                                                           --------         --------         --------         --------
Comprehensive loss                                         $(59,298)        $(63,196)        $(27,159)        $(31,446)
                                                           ========         ========         ========         =========



          See accompanying notes to consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIENCY)



                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                   PAID-IN      COMPREHENSIVE       ACCUMULATED
                                                COMMON STOCK       CAPITAL       INCOME/(LOSS)        DEFICIT          TOTAL
                                              ----------------   ------------  -----------------  ----------------  -------------
                                                                                (IN THOUSANDS)
Balance January 1, 1998 (Predecessor)                100         $  4,713         $   --            $(50,359)        $ (45,546)
      Net loss                                      --               --               --             (31,870)          (31,870)
      Capital contribution                          --              9,876             --                --               9,876
      Cumulative Translation Adjustment             --               --                424              --                 424
                                                --------         --------         --------          --------          --------
Balance December 31, 1998 (Predecessor)              100           14,589              424           (82,229)          (67,116)
                                                --------         --------         --------          --------          --------
      Net loss                                      --               --               --             (15,345)          (15,345)
      Cumulative Translation Adjustment             --               --            (11,814)             --             (11,814)
                                                --------         --------         --------          --------          --------
Balance August 5, 1999 (Predecessor)                 100           14,589          (11,390)          (97,574)          (94,275)
                                                --------         --------         --------          --------          --------

      Purchase accounting                           --            252,975           11,390            97,574           361,939
                                                --------         --------         --------          --------          --------
Balance August 6, 1999 (Successor)                   100          267,564             --                --             267,664
                                                --------         --------         --------          --------          --------
      Net loss                                      --               --               --             (32,246)          (32,246)
      Cumulative Translation Adjustment             --               --            (30,950)             --             (30,950)
                                                --------         --------         --------          --------          --------
Balance December 31, 1999 (Successor)                100          267,564          (30,950)          (32,246)          204,468
                                                --------         --------         --------          --------          --------
      Net loss                                      --               --               --             (57,171)          (57,171)
      Cumulative Translation Adjustment             --               --             (2,127)             --              (2,127)
                                                --------         --------         --------          --------          --------
Balance December 31, 2000 (Successor)                100         $267,564         $(33,077)         $(89,417)         $145,170
                                                ========         ========         ========          ========          ========




          See accompanying notes to consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        SUCCESSOR (NOTE 2)                 PREDECESSOR (NOTE 2)
                                                                   --------------------------------  -------------------------------
                                                                                   PERIOD FROM       PERIOD FROM
                                                                                     AUGUST 6,         JANUARY 1,
                                                                                       1999             1999
                                                                     YEAR ENDED       THROUGH          THROUGH        YEAR ENDED
                                                                    DECEMBER 31,    DECEMBER 31,       AUGUST 5,     DECEMBER 31,
                                                                        2000             1999            1999           1998
                                                                   -------------  ----------------  --------------  -------------
                                                                                             (IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                           $(57,171)      $(32,246)      $(15,345)        $(31,870)

   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Minority interest                                                  (1,008)           --             --             1,846
     Depreciation and amortization                                      40,511         14,481          8,726           15,033
     Interest expense added to notes payable to PCI                                     3,571         10,356           12,921
     Unrealized foreign (gain)/loss                                       (891)          --             --               --
     Other                                                                --            1,300           --                496
     Changes in operating assets and liabilities:
      Accounts receivable                                               (1,132)        (1,289)        (2,716)            (682)
      Other current assets                                                 595         (1,066)          (263)             753
      Accounts payable                                                   3,058         10,385         (4,586)           5,205
      Interest added to notes to parent                                 15,201           --             --               --
      Amounts due to affiliates                                          7,823         11,014         14,853           11,986
      Deferred revenue                                                   1,587            853            937              (46)
                                                                      --------       --------       --------         --------
           Net cash provided by operating activities                     8,573          7,003         11,962           15,642
                                                                      --------       --------       --------         --------
Cash flows from investing activities:
      Construction and purchase of property, plant and equipment       (28,133)        (8,777)       (10,263)         (32,530)
      Purchase of intangibles                                           (1,998)          (308)          (145)            --
      Purchase of subsidiaries, net of cash received                      --             --             --             (9,876)
                                                                      --------       --------       --------         --------
           Net cash used in investing activities                       (30,131)        (9,085)       (10,408)         (42,406)
                                                                      --------       --------       --------         --------
Cash flows from financing activities:
      Proceeds from notes payable                                       19,877          2,001             57           13,400
      Capital contribution                                                --             --             --              9,876
                                                                      --------       --------       --------         --------
           Net cash provided by financing activities                    19,877          2,001             57           23,276
                                                                      --------       --------       --------         --------

      Net (decrease)/increase in cash and cash equivalents              (1,681)           (81)         1,611           (3,488)
Effect of exchange rates on cash                                             2           (155)          --               --

Cash and cash equivalents at beginning of period                         2,838          3,074          1,463            4,951
                                                                      --------       --------       --------         --------
Cash and cash equivalents at end of period                            $  1,159       $  2,838       $  3,074         $  1,463
                                                                      ========       ========       ========         ========

Supplemental cash flow information:
      Cash paid for interest                                          $  1,432       $   --         $    400         $   --
                                                                      ========       ========       ========         ========
      Cash paid for income taxes                                      $     76       $     12       $     17         $    231
                                                                      ========       ========       ========         ========



          See accompanying notes to consolidated financial statements.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


1. REPORTING ENTITY

    Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation, is a holding company that holds a controlling interest in several Polish cable television operators (collectively referred to as the "UPC TK Companies"). Poland Cablevision (Netherlands) B.V. and subsidiaries (the "Company") is 92.3% owned by Poland Communications, Inc. ("PCI"), who is in turn, owned 100% by UPC Polska, Inc., formerly @Entertainment, Inc, ("UPC Polska"). a Delaware corporation which is a wholly--owned subsidiary of United Pan-Europe Communications N.V. ("UPC").

    The Company offers cable television services to residential and business customers in Poland. All significant assets and operating activities of the Company are located in Poland.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, UPC Polska entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska shares of common stock at $19.00 per share.

    The tender offer, initiated pursuant to the Agreement and Plan of Merger with UPC and Bison, closed at 12:00 midnight on August 5, 1999. On August 6, 1999, Bison reported that it had accepted for payment a total of 33,701,073 shares of UPC Polska's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of UPC Polska's outstanding shares of common stock (the "Acquisition"). In addition UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the outstanding warrants and stock options.

    Also on August 6, 1999, Bison was merged with and into UPC Polska with UPC Polska continuing as the surviving corporation (the "Merger"). Accordingly, UPC Polska became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control occurred on August 6, 1999 as a result of the Acquisition and Merger. PCBV prior to the Acquisition, is herein referred to as the "Predecessor" while the Company after the Acquisition is referred to as the "Successor". The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999," respectively.

      The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date the Notes of UPC Polska and PCI were restated to reflect the market value and as a result were increased by $61.9 million, deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transaction. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between UPC Polska and Telewizyjna Korporacja Partycypacyjna ("TKP"). UPC Polska allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $354.0 million of goodwill

    The following pro forma condensed consolidated results for seven months of 1999 and the year ended December 31, 1998 give effect to the Acquisition of UPC Polska as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon the assumptions that the goodwill and the amortization thereon would be pushed down as if the transaction had occurred at the beginning of each period presented. There was no tax effect from these adjustments because of the significant net losses.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




                                 YEAR ENDED
                                DECEMBER 31,     FIVE MONTHS                                                  YEAR ENDED
                                   2000            OF 1999          SEVEN MONTHS OF 1999                  DECEMBER 31, 1998
                              ---------------  --------------  ---------------------------------   -------------------------------
                                HISTORICAL       HISTORICAL       HISTORICAL        PRO FORMA       HISTORICAL        PRO FORMA
                                                                                                                      UNAUDITED
Service and other revenue        $ 64,738         $ 25,386         $ 29,535         $ 54,921         $ 36,038         $ 36,038
                                 ========         ========         ========         ========         ========         ========
Net loss                         $(57,171)        $(32,246)        $(15,345)        $(29,111)        $(31,870)        $(55,474)
                                 ========         ========         ========         ========         ========         ========




3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception (1990). As of December 31, 2000, the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of its programming; (ii) increase its distribution capabilities through its internal growth and through acquisitions; (iii) control its management of subscribers by using advanced information systems; and (iv) provide additional revenue generating services to its customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    The Company is solely dependent on its ultimate parent UPC to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCBV and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002. Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

REVENUE RECOGNITION

CABLE TELEVISION REVENUE:

    Cable television revenues are recognized in accordance with SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable television systems, is recognized to the extent of direct selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the systems.

INTERNET SERVICE REVENUES:

    During the fourth quarter of the year 2000 the Company began providing Internet services to its cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

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

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

NETHERLANDS TAXATION

    The income tax treaty currently in force between the Netherlands and the United States provides that the Netherlands may impose a withholding tax at a maximum rate of 5% on dividends paid by PCBV to its stockholders.

FOREIGN TAXATION

    The UPC TK Companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

    The UPC TK Companies' income tax is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities. Effective January 1998, the Company adopted EITF 92-8--"Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary." the Company's functional currency bases exceeded the local currency tax bases of nonmonetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the year ended December 31, 2000, five months of 1999, seven months of 1999 and year 1998, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:



       Cable television system assets...........................10 years
       Set-top boxes............................................5 years
       Vehicles.................................................5 years
       Other property, plant and equipment......................5-10 years



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

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



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

STOCK - BASED COMPENSATION

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

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

    At December 31, 2000 and 1999, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) on a regular basis by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As noted in Note 3, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, of if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets.

BUSINESS SEGMENT INFORMATION

    The Company operates in one business segment, providing cable television services.

COMMITMENTS AND CONTINGENCIES

    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. For the year ended December 31, 2000, five months and seven months of 1999 the Company incurred advertising costs of approximately $1,966,000, $573,000 and $263,000, respectively.

RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the presentation contained in the 2000.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


NEW ACCOUNTING PRINCIPLES


   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met. If a derivative instrument qualifies for hedge accounting, the gains or losses from the derivative may offset results from the hedged item in the statement of operations or other comprehensive income, depending on the type of hedge. To adopt hedge accounting, a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   In June 2000, the Financial Accounting Standards Board issued SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and this statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging accounting.

   SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A company may implement the statements as of the beginning of any fiscal quarter after issuance; however, SFAS 133 cannot be applied retroactively.

   The Company expects that the adoption of SFAS 133, SFAS 137, and SFAS 138 in 2001 will not have a material impact on the financial position or the results of operations of the Company.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB
101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, was effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this would be the quarter ended December 31, 2000.

    SAB 101 permits the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2000. As the Company's accounting policies for its cable television services are still accounted for under SFAS 51, FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES, there was no immediate effect on the Company. However, with the introduction of internet services in the fourth quarter of 2000, revenue recognition for Internet related services has been and will be reported in accordance with SAB 101.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

5. VALUATION AND QUALIFYING ACCOUNTS



                                                              BALANCE AT THE       ADDITIONS                    BALANCE AT THE
                                                             BEGINNING OF THE     CHARGED TO       AMOUNTS        END OF THE
                                                                  PERIOD            EXPENSE       WRITTEN OFF       PERIOD
                                                            -----------------   -------------   -------------   --------------
                                                                                       (IN THOUSANDS)
            1998             Allowance for Doubtful              $       608      $    742        $    642         $     708
                             Accounts

    SEVEN MONTHS OF 1999     Allowance for Doubtful              $       708      $    213        $    162         $     759
                             Accounts

    FIVE MONTHS OF 1999      Allowance for Doubtful              $       759      $   1,287       $    478         $   1,568
                             Accounts

            2000             Allowance for Doubtful              $     1,568      $   3,468       $    644         $   4,392
                             Accounts





6. ACQUISITIONS

    During 2000 and 1999 the Company did not make any acquisition of cable television system assets.

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

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



7. PROPERTY, PLANT AND EQUIPMENT




                                                                                       SUCCESSOR
                                                                    -----------------------------------------------
                                                                        DECEMBER 31,
                                                                            2000                     1999
                                                                    ----------------------   ----------------------
                                                                                     (IN THOUSANDS)
Property, plant and equipment:
      Cable television systems assets                                        117,307                   92,535
      Construction in progress                                                 6,050                    5,632
      Vehicles                                                                   473                      498
      Other                                                                   11,967                    6,288
                                                                    ----------------------   ----------------------
                                                                             135,797                  104,953
      Less accumulated depreciation                                          (22,412)                  (6,067)
                                                                    ----------------------   ----------------------
           Net property, plant and equipment                                 113,385                   98,886



    The Company incurred depreciation charges for property, plant and equipment of $16,023,000, $5,846,000, $7,416,000 and $13,264,000 for the year ended
December 31, 2000, five months of 1999, seven months of 1999 and for year ended December 31, 1998, respectively.

8. INTANGIBLES

    Intangible assets are carried at cost and consist of the following:




                                                                                 SUCCESSOR
                                                                   --------------------------------------
                                                                     DECEMBER 31,        DECEMBER 31,
                                                                         2000                1999
                                                                   ------------------  ------------------
                                                                              (IN THOUSANDS)
Conduit, franchise agreements and other                                   $    7,323          $    4,156
Goodwill                                                                     343,408             343,250
                                                                   ------------------  ------------------
                                                                             350,731             347,406
Less accumulated amortization                                               (34,808)             (8,635)
                                                                   ------------------  ------------------
Net intangible assets                                                    $   315,923         $   338,771
                                                                   ==================  ==================






   The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date the Notes of UPC Polska and the Company were restated to reflect the market value and as a result were increased by $61.9 million, deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


realized on previous transaction. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between the Company and Telewizyjna Korporacja Partycypacyjna ("TKP"). UPC Polska allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $354.0 million of goodwill. The Company incurred amortization charge for intangible assets of $24,488,000, $8,635,000, $1,310,000 and $1,769,000, for the year ended December 31, 2000, five and seven months of 1999 and the year ended December 31, 1998, respectively.

9. INCOME TAXES

    PCBV is required to file a separate Netherlands tax return which does not include the operating results of the PTK Companies. Income tax expense consisted of the following:

    Income tax (expense)/benefit consists of:




                                                  CURRENT        DEFERRED         TOTAL
                                                  -------        --------         -----
                                                              (IN THOUSANDS)
Year ended December 31, 2000:
     U.S. Federal                                   $    -         $    -         $    -
     State and local                                     -              -              -
     Foreign                                          (76)              -           (76)
                                               ------------   ------------   ------------
                                                    $ (76)         $    -         $ (76)
                                               ============   ============   ============
Five months of 1999:
     U.S. Federal                                   $    -         $    -         $    -
     State and local                                     -              -              -
     Foreign                                           (9)              -            (9)
                                               ------------   ------------   ------------
                                                    $  (9)         $    -         $  (9)
                                               ============   ============   ============
Seven months of 1999:
     U.S. Federal                                   $    -         $    -         $    -
     State and local                                     -              -              -
     Foreign                                          (30)              -           (30)
                                               ------------   ------------   ------------
                                                    $ (30)         $    -         $ (30)
                                               ============   ============   ============
Year ended December 31, 1998:
     U.S. Federal                                   $    -         $    -         $    -
     State and local                                     -              -              -
     Foreign                                          (52)              -           (52)
                                               ------------   ------------   ------------
                                                    $ (52)         $    -         $ (52)
                                               ============   ============   ============





    Income tax expense was $76,000, $9,000, $30,000 and $52,000 for the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December 31, 1998, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



                                                                    SUCCESSOR                           PREDECESSOR
                                                       ---------------------------------    ---------------------------------
                                                           YEAR ENDED                                           YEAR ENDED
                                                          DECEMBER 31,    FIVE MONTHS OF    SEVEN MONTHS OF    DECEMBER 31,
                                                             2000             1999               1999             1998
                                                       -----------------  --------------    ----------------   --------------
                                                                                    (IN THOUSANDS)
Computed "expected" tax benefit                            $  19,755            $ 10,960         $  5,207         $ 10,190
Non-deductible expenses                                       (8,731)             (1,465)            (722)             842
Change in valuation allowance                                    751              (7,238)          (3,439)          (2,918)
Adjustment for change in functional
 currency bases losses                                          --                  --               --             (8,287)
Adjustment to deferred tax asset for
  enacted changes in tax rates                                (6,523)             (2,266)          (1,076)            (478)
Foreign tax rate differences                                  (2,324)               --               --                599
Expiration of NOL's                                           (3,778)               --               --               --
Other                                                            774                --               --               --
                                                          ----------            --------         --------         --------
                                                           $     (76)           $     (9)        $    (30)        $    (52)
                                                          ==========            ========         ========         ========



    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:


                                                                                DECEMBER 31,
                                                                    ----------------------------------
                                                                          2000               1999
                                                                    ----------------   ---------------
                                                                               (IN THOUSANDS)
Deferred tax assets:
    Unrealized foreign exchange losses                                $  2,900                $ 15,166
    Accrued liabilities                                                  3,278                     426
    Bad debt provision                                                   1,054                     470
    Other                                                                 (120)                    381
    Foreign tax loss carryforwards                                      17,938                   9,865
                                                                      --------                --------
Total gross deferred tax assets                                         25,050                  26,308
Less valuation allowance                                               (21,444)                (22,195)
                                                                      --------                --------
Net deferred tax assets                                               $  3,606                $  4,113
                                                                      ========                ========
Deferred tax liabilities:
    Excess of book value of fixed assets resulting from
      conversion from hyperinflation                                    (3,606)                 (4,113)
                                                                      --------                --------
    Total gross deferred tax liabilities                              $ (3,606)               $ (4,113)
                                                                      --------                --------
    Net deferred tax liability                                        $   --                  $   --
                                                                      ========                ========



    The net (increase)/decrease in the valuation allowance for the year ended December 31, 2000, five months of 1999, seven months of 1999 and for the year ended December 31, 1998 was $751,000, $(7,238,000), $(3,439,000) and
$(2,918,000), respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000. As the Polish companies are not entitled to group taxation, current year operations and net operating loss carryforwards may not be available for offset. As a result, some of the Polish companies could be in a tax-paying situation, now or in the future, despite the availability of net operating loss carryforwards available in others.

   Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2000 will be reported in the consolidated statement of operations.

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

    At December 31, 2000, the UPC TK Companies had Polish net operating loss carry forward of approximately $81,536,000, which will expire as follows:

YEAR ENDED DECEMBER 31,                                                       (IN THOUSAND)
- ------------------------------------------------------------------------   ---------------------
2001                                                                               $   5,936
2002                                                                                     --
2003                                                                                  10,573
2004                                                                                  37,800
2005                                                                                  27,227
                                                                           ---------------------
                                                                                   $  81,536
                                                                           =====================



10. RELATED PARTY TRANSACTIONS.

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

    NOTES PAYABLE AND OTHER PAYABLES TO PCI

    Amounts due to parent represent notes payable to PCI, advances and payments made on behalf of the Company by its parent PCI. Notes payable to PCI of $210,530,000 and $176,815,000 at December 31, 2000 and 1999, respectively, consists of an unsecured demand note and unpaid interest due to PCI. The notes between PCI and PCBV are revolving credit facilities which call for the borrower to pay 10% interest, payable monthly, on the outstanding principal amount and contain standard events of default for related-party indebtedness. All of these notes become due on June 30, 2001.

     Interest expense of $15,201,000, $5,900,000, $8,029,000 and $12,975,000 was
incurred by the Company, primarily in connection with borrowings from PCI for the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December 31, 1998, respectively. Of this expense, $15,201,000, $5,900,000, $8,029,000 and $12,975,000 has been added to the loan balance for the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December 31, 1998, respectively.

    Using the funds provided in the aforementioned notes between PCI and PCBV, PCBV has entered into a series of 10% grid notes with certain of its subsidiaries. PCBV's intercompany notes have been pledged for the benefit of holders of the publicly-registered PCI notes.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

    DUE TO AFFILIATE

    Amounts due to affiliate of $22,864,000 and $13,464,000 at December 31, 2000 and 1999, respectively, are non-interest bearing and primarily represent amounts owed to Wizja TV BV for Wizja programming.

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

    PCI entered into a Corporate Overhead Allocation Agreement dated January 1, 1996 (the "Allocation Agreement") with certain of its direct or indirect subsidiaries, including PCBV. The Allocation Agreement provides that costs incurred by PCI or PCBV, acting as PCI's agent, with regard to the Service Agreements and as otherwise requested by the UPC TK Companies shall be allocated and charged to particular UPC TK Companies in the event they are directly attributable to such subsidiaries, and shall otherwise be allocated equally among each of the UPC TK Companies. With regard to services rendered and costs incurred by subsidiaries for the benefit of some or all of the UPC TK Companies, which include costs associated with maintaining a central office in Warsaw, legal expenses, expenses relating to governmental relationships and approvals, programming services, accounting, management information systems services, and salaries associated with personnel whose duties clearly benefit other UPC TK Companies, the Allocation Agreement provides that such expenses shall be allocated between the UPC TK Companies. The Allocation Agreement terminates on December 31, 1997, but is automatically renewed for successive one-year periods unless at least thirty days written notice of termination is provided by PCI or PCBV or any subsidiary, with respect to itself.

    Pursuant to guidance within SFAS No. 51, "FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES", certain reimbursed overhead costs of $0 for the year ended December 31, 2000, $0, for five months of 1999, seven months of 1999 and $152,000 at December 31, 1998, respectively, have been capitalized and are included in investment in cable television system assets. The remaining overhead costs allocated to the Company of $0, $749,174, $1,361,192 and $1,477,000 during the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December 31, 1998, respectively, are included in corporate administration and operating expenses.

                      POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


    MANAGEMENT AGREEMENT

    The UPC TK Companies entered into management consulting agreements with PCI to recommend, advise, and consult the UPC TK Companies as to design, construction, development, and operation of the cable television systems. The agreements typically provide that the subsidiary will pay to PCI an annual consulting fee of $320,000 when and to the extent that the subsidiary's net income exceeds zero. These contingent management consulting fees payable to PCI are reflected in amounts "due to affiliate" in the accompanying consolidated balance sheets. The management agreements also provide for an initial term ending as of the end of the calendar year during which they became effective, and provide for successive renewals for one-year periods unless the agreement is terminated in writing with at least thirty days notice by either party. Management consulting fees charged to corporate administration expense were $0 for the year ended December 31, 2000, $0 for five and seven months of 1999 and $1,440,000 for the year ended December 31, 1998, respectively.

    PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to those services of $2,523,000, $0, $296,000 and $2,943,000 for the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December, 31, 1998, respectively. Included in accounts payable at December 31, 2000, 1999 and 1998 is $55,000, $0 and $1,114,000 due to this affiliate.

    PROGRAMMING

    Affiliates of PCI provide programming to the UPC TK Companies. The Company incurred programming fees from these affiliates of $23,361,000, $9,588,000, $12,729,000 and $8,651,000 for the year ended December 31, 2000, five months of 1999, seven months of 1999 and the year ended December 31, 1998, respectively.

11.      QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)




                    Operating    Operating
                     Revenues      Loss       Net Loss
                    ----------  ---------  -------------

2000
 First Quarter       15,924      (8,262)      (12,130)
 Second Quarter      16,185     (10,853)      (18,884)
 Third Quarter       16,152     (10,539)      (16,260)
 Fourth Quarter      16,477     (13,792)       (9,897)

1999
 First Quarter       10,210      (2,399)       (7,749)
 Second Quarter      14,182      (3,300)       (6,473)
 Third Quarter       15,151      (9,013)      (13,897)
 Fourth Quarter      15,378     (14,294)      (19,472)


                     POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


12. DATA TRANSMISSION LICENSE

    On July 26, 2000 the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license allows that subsidiary to provide Internet services to its customers. This license expired automatically with the entry of the NTL into force, i.e. as of January 1, 2001. The subsidiary may continue the provision of the services covered by the license. It must, however, notify the Chairman of the URT about the provision of the data transmission services by the end of March 2001 as described below. In certain cases listed below, the Chairman of the URT may object to the provision of the services by the subsidiary.

    As of December 31, 2000, approximately 74.5% of the Company's cable plant runs through conduits leased from the Polish national telephone company ("TPSA"). If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TPSA.

13. COMMITMENTS AND CONTINGENCIES

LEASES

    Total rental expense associated with the operating leases mentioned below for the year ended December 31, 2000, five months of 1999, seven months of 1999 and for the year ended December 31, 1998 was $2,968,000, $969,000, $692,000 and
$2,446,000, respectively, related to these leases.

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms.

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. Refer to Note 14 for further detail.

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2001 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $438,000 as of December 31, 2000.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2000, the Company had an aggregate minimum commitment in relation to these agreements of approximately $68,209,000 over the next seven years, approximating $22,884,000 in 2001, $20,830,000 in 2002,
$14,257,000 in 2003, $8,131,000 in 2004 and $2,107,000 in 2005 and thereafter.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of URT for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company.

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

PROCEEDING RELATING TO HBO POLSKA

    Two of the Company's cable television subsidiaries and four other unrelated Polish cable operators and HBO Polska Sp. z o.o., have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., a subsidiary of Canal+. The primary

                    POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of December 31, 2000 the Company's Polish subsidiaries have no profit available for distribution as dividends.

PCBV MINORITY STOCKHOLDER'S CLAIM

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of the Company, filed a lawsuit against PCI and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

    The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders can liquidate their shares in the Company, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between UPC Polska and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

    The amended complaint sets forth eight claims for relief based on allegations that the defendants, including UPC Polska and PCI, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of the Company, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by the Company with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders,
(3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the minority shareholders the right to participate in certain sales of the Company shares and that required CIC to give written notice of any offer to purchase the minority shareholders' shares in the Company, (4) breached their fiduciary duties to the minority shareholders, (5) breached the agreement between the Company and CIC, which allegedly limited the amount of management fees that could be paid annually by the Company, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the minority shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the minority shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and the Company, including the Company, that allegedly compete with PCI and the Company.

    On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000, Wizja TV B.V., an affiliate of Company's Parent, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged. The aforementioned settlement does not include the remaining minority shareholders.

    In addition to the Ohio lawsuit, other minority shareholders of the Company (representing an additional approximately 6% of the shares of the Company, hereinafter the "Reece Group") have asserted claims against the past and present directors or officers of, or members of the Board of Managers of, PCI, the Company and UPC Polska or one or more controlling shareholders of UPC Polska but have not yet filed suit.

     The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. Although the Company has defenses to the Reece Group's allegations, UPC Polska is presently attempting to negotiate a settlement of those claims and a simultaneous purchase of the Reece Group's the Company shares.

14. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUIT

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


control of the Company. In addition, at December 31, 2000, approximately 74.5% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TPSA.

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

CREDITWORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 2000 or 1999. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

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

 (ii) The reports of KPMG on the financial statements for the Company and the Company's majority-owned subsidiary Poland Cablevision (Netherlands) B.V. for the fiscal year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

 (iv) In connection with its audits for the fiscal year ended December 31, 1998 and the relationship through the date of the dismissal, there have been no disagreements with KPMG on any matter of accounting principles of practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the financial statements for such fiscal year.

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

(b) Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

(c) Exhibit Listing

    3.1(a) Restated Certificate of Incorporation of Poland Communications, Inc. as amended through August 1998. (Incorporated by reference to PCI's Form 10-K, filed March 31, 2000.)

    3.1(b) Certificate of Amendment of Certificate of Incorporation of Poland Communications, Inc. dated March 20, 2000. (Incorporated by reference to PCI's Form 10-K, filed March 31, 2000.)

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

    10.4 Purchase Agreement dated October 24, 1996 between PCI and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to $130,000,000 aggregate principal amount of PCI's 9 7/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 1.1 of PCI's Registration Statement on Form S-4, Registration No. 333-20307).

    99.1 Letter from KPMG dated December 2, 1999. (Incorporated by reference to PCI's Form 8-K filed on December 2, 1999)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     POLAND COMMUNICATIONS, INC.


                                                     By: /s/ Simon Boyd
                                                        ------------------------
                                                               Simon Boyd
                                                         CHIEF FINANCIAL OFFICER


    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.



         SIGNATURE                                    TITLE                                         DATE
         ---------                                   -------                                        -----

  /s/ Bruce Massey                           Chief Executive Officer and
  _____________________________             President and Director                                 April 2, 2001
       Bruce Massey


 /s/ Simon Boyd                              Chief Financial Officer
 ______________________________                                                                    April 2, 2001
       Simon Boyd


/s/ Nimrod Kovacs                            Chairman of the Board of Directors
_______________________________                                                                    April 2, 2001
      Nimrod Kovacs

/s/ Walter Eugene Musselman                  Director
_______________________________                                                                    April 2, 2001
 Walter Eugene Musselman

/s/ Anton Tuijten                            Director
_______________________________                                                                    April 2, 2001
      Anton Tuijten

/s/ Simon Oakes                              Director
_______________________________                                                                    April 2, 2001
       Simon Oakes

/s/ Dorothy Hansberry-Biegunska               Vice President, General Counsel and
_______________________________               Secretary and Director                               April 2, 2001
Dorothy Hansberry-Biegunska






