Form 10-Q
period 2001-03-31
POLAND COMMUNICATIONS INC
filed 2001-05-15
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT 1934

        FROM THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-20307

                            ------------------------

                          POLAND COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               NEW YORK                                     06-1070447
    (State or Other Jurisdiction of                       (IRS Employer
    Incorporation of Organization)                     Identification No.)

          4643 ULSTER STREET
              SUITE 1300
           DENVER, COLORADO                                   80237
    (Address of Principal Executive                         (Zip Code)
               Officers)

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

    The number of shares outstanding of Poland Communications, Inc.'s common stock as of March 31, 2001, was:

                             Common Stock    18,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          POLAND COMMUNICATIONS, INC.
                                FORM 10-Q INDEX
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                                              PAGE NO.
                                                              --------
PART I  FINANCIAL INFORMATION

  Item 1. Financial Statements
        Poland Communications, Inc.

          Consolidated Balance Sheets.......................     3-4
          Consolidated Statements of Operations.............       5
          Consolidated Statements of Comprehensive Loss.....       6
          Consolidated Statements of Cash Flows.............       7
          Notes to Consolidated Financial Statements........       8

        Poland Cablevision (Netherlands) B.V.

          Consolidated Balance Sheets.......................   13-14
          Consolidated Statements of Operations.............      15
          Consolidated Statements of Comprehensive Loss.....      16
          Consolidated Statements of Cash Flows.............      17
          Notes to Consolidated Financial Statements........      18

  Item 2. Management's Discussion and Analysis of Financial
  Condition and
        Results of Operations...............................   24-29

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................      29

PART II  OTHER INFORMATION

  Item 1. Legal Proceedings.................................      31

  Item 2. Changes in Securities and Use of Proceeds.........      31

  Item 3. Defaults Upon Senior Securities...................      31

  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................      31

  Item 5. Other Information.................................      31

  Item 6. Exhibits and Reports on Form 8-K..................      31

                          POLAND COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $  2,339      $  1,442
  Trade accounts receivable, net of allowance for doubtful
    accounts of $5,714 in 2001 and $4,937 in 2000...........       7,218         8,968
  VAT recoverable...........................................          --           241
  Prepayments...............................................         672           510
  Due from UPC affiliates...................................         513            --
  Other current assets......................................         332           192
                                                                --------      --------
      Total current assets..................................      11,074        11,353
                                                                --------      --------
Property, plant and equipment:
  Cable television systems assets...........................     155,712       151,417
  Construction in progress..................................       6,962         6,179
  Vehicles..................................................         757           707
  Other.....................................................      11,403        12,109
                                                                --------      --------
                                                                 174,834       170,412
  Less accumulated depreciation.............................     (34,368)      (28,147)
                                                                --------      --------
      Net property, plant and equipment.....................     140,466       142,265
Inventories for construction................................       6,310         5,686
Intangibles, net............................................     358,743       359,568
                                                                --------      --------
      Total assets..........................................    $516,593      $518,872
                                                                ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 20,687      $ 28,343
  Accrued interest..........................................         591           236
  Deferred revenue..........................................       2,256         2,182
  Due to affiliates and parent..............................      43,492        38,316
                                                                --------      --------
      Total current liabilities.............................      67,026        69,077
                                                                --------      --------
Long-term liabilities:
  Notes payable and other payables to parent................      22,812        23,269
  Notes payable.............................................      15,209        15,344
                                                                --------      --------
      Total liabilities.....................................     105,047       107,690
                                                                --------      --------
Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)..........      39,975        38,858
Mandatorily Redeemable Debenture Stock, 30,000 shares
  authorized; 14,000 shares issued and outstanding
  (including accrued dividend)..............................     160,480       156,566

Commitments and contingencies (note 7)

Stockholder's equity:
  Common stock, $.01 par value; 27,000 shares authorized,
    18,948 shares issued and outstanding....................           1             1
  Paid-in capital...........................................     336,527       332,579
  Accumulated other comprehensive loss......................     (32,653)      (37,182)
  Accumulated deficit.......................................     (92,784)      (79,640)
                                                                --------      --------
      Total stockholder's equity............................     211,091       215,758
                                                                --------      --------
      Total liabilities and stockholder's equity............    $516,593      $518,872
                                                                ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue..................................       $ 18,728             $ 16,853
Operating expenses:
  Direct operating expenses charged by third parties......          5,884                5,516
  Direct operating expenses charged by affiliate..........          6,476                6,069
  Selling, general and administrative expenses............          6,616                4,220
  Depreciation and amortization...........................         13,112               11,505
                                                                 --------             --------
Total operating expenses..................................         32,088               27,310
                                                                 --------             --------
  Operating loss..........................................        (13,360)             (10,457)
Interest and investment income............................             57                   67
Interest expense..........................................           (607)                (612)
Non operating expense.....................................           (205)                  --
Foreign exchange gain/(loss), net.........................          1,007                 (430)
                                                                 --------             --------
  Loss before income taxes................................        (13,108)             (11,432)
Income tax expense........................................            (36)                 (18)
                                                                 --------             --------
  Net loss................................................        (13,144)             (11,450)
  Accretion of redeemable preferred stock.................         (1,117)                (997)
  Accrued dividend on Mandatorily Redeemable
  Debenture Stock.........................................         (3,914)              (3,500)
                                                                 --------             --------
Net loss applicable to holder of common stock.............       $(18,175)            $(15,947)
                                                                 ========             ========
Basic and diluted loss per common share...................       $(959.20)            $(841.62)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Net loss..................................................       $(13,144)            $(11,450)
Other comprehensive income:
Translation adjustment....................................          4,529                  850
                                                                 --------             --------
Comprehensive loss........................................       $ (8,615)            $(10,600)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................       $(13,144)            $(11,450)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization.........................         13,112               11,505
    Other.................................................           (311)                  --
    Changes in operating assets and liabilities:
      Accounts receivable.................................          1,750                  347
      Other current assets................................           (804)                 964
      Accounts payable....................................         (1,947)              (6,699)
      Accrued interest....................................            355                  365
      Amounts due to affiliates...........................          7,015                4,770
      Amounts due from UPC affiliates.....................           (513)                  --
      Deferred revenue....................................             74                  226
                                                                 --------             --------
        Net cash provided by operating activities.........          5,587                   28
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment.............................................         (8,989)              (3,753)
  Notes receivable from affiliate.........................             --                   --
  Purchase of intangibles.................................             --                   --
                                                                 --------             --------
        Net cash used in investing activities.............         (8,989)              (3,753)
Cash flows from financing activities:
  Proceeds from parent....................................          4,352                7,243
  Repayment of notes payable..............................           (109)                (230)
                                                                 --------             --------
        Net cash provided by financing activities.........          4,243                7,013
        Net increase in cash and cash equivalents.........            841                3,288
Effect of exchange rates on cash and cash equivalents.....             56                   (2)
Cash and cash equivalents at beginning of period..........          1,442                3,374
                                                                 --------             --------
Cash and cash equivalents at end of period................       $  2,339             $  6,660
                                                                 ========             ========
Supplemental cash flow information:
  Cash paid for interest..................................       $     99             $     22
                                                                 ========             ========
  Cash paid for income taxes..............................       $     36             $     13
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000

1. BASIS OF PRESENTATION

    The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC (the "2000 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, UPC Polska, Inc. (formerly @ Entertainment, Inc.), the Company's parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share.

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

    Also on August 6, 1999, Bison was merged with and into UPC Polska with UPC Polska continuing as the surviving corporation (the "Merger"). Accordingly, UPC Polska became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control (as defined in the indentures governing the UPC Polska and PCI notes) occurred on August 6, 1999 as a result of the Acquisition and Merger.

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date, the notes of UPC Polska and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totaled
$812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million, which was realized on previous transactions. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between UPC Polska and Telewizyjna Korporacja Partycypacyjna ("TKP"). UPC Polska allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $417.1 million of goodwill.

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception (1990). As of March 31, 2001, the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through internal growth and through acquisitions; and
(iii) control its management of subscribers by using advanced information systems; and (iv) provide additional revenue generating services to its customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is solely dependent on its ultimate parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

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

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

4. IMPACT OF A NEW ACCOUNTING STANDARD ADOPTION

    Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in no impact to income. The Company's debt is all fixed rate and denominated in Euros or U.S. dollars. The Company does not use derivative instruments to manage exposures to foreign currency or interest rate risks.

5. RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2001.

6. LOSS PER SHARE

    Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for three month periods ended March 31, 2001 and 2000.

7. COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms. Minimum future lease commitments for the aforementioned building leases relate to 2001 and 2002 only. The future minimum lease commitments related to these building leases approximates $550,000 in 2001 and $11,000 in 2002 as of March 31, 2001.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of March 31, 2001 are $309,000 in 2001, $360,000 in 2002 and $7,000 in 2003.

CONDUIT LEASES

    The Company also leases space within various telephone duct systems from the Polish national telephone company (known in the Polish telecommunication industry as "TPSA") under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause.

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $756,000 as of March 31, 2001.

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At March 31, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $88,886,000 over the next six years, approximating $20,250,000 in 2001, $27,247,000 in 2002, $20,736,000 in
2003, $12,741,000 in 2004 and $7,912,000 in 2005 and thereafter.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of the Office for Telecommunication Regulation ("URT") for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company. Additionally, in March 2001, PCI's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission service and access to the Internet. The Chairman had 21 days to respond to the Company's notification. Since no response was received from the Chairman of URT, it is assumed that the Company is legally entitled to provide the data transmission services and access to the Internet as described in the notification.

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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of March 31, 2001 the Company's Polish subsidiaries have no profit available for distribution as dividends.

PCBV MINORITY STOCKHOLDER'S CLAIM

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of the Company's subsidiary Poland Cablevision (Netherlands) B.V. ("PCBV"), filed a lawsuit against PCI and

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621. The relief sought by the minority shareholders includes: (1) unspecified damages in excess of $75,000,
(2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders' Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between UPC Polska and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

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

    The aforementioned settlement does not include the remaining minority shareholders of PCBV.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $  1,917      $  1,159
  Trade accounts receivable, net of allowance for doubtful
    accounts of $5,258 in 2001 and $4,392 in 2000...........       7,147         8,549
  VAT recoverable...........................................          --           295
  Prepayments...............................................         540           510
  Due from UPC affiliates...................................         513            --
  Other current assets......................................         250           159
                                                                --------      --------
      Total current assets..................................      10,367        10,672
                                                                --------      --------
Property, plant and equipment:
  Cable television systems assets...........................     121,113       117,307
  Construction in progress..................................       6,756         6,050
  Vehicles..................................................         520           473
  Other.....................................................      11,355        11,967
                                                                --------      --------
                                                                 139,744       135,797
  Less accumulated depreciation.............................     (27,377)      (22,412)
                                                                --------      --------
      Net property, plant and equipment.....................     112,367       113,385
Inventories for construction................................       6,039         5,400
Intangibles, net............................................     313,101       315,923
                                                                --------      --------
      Total assets..........................................    $441,874      $445,380
                                                                ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current liabilities:
  Accounts payable and accrued expenses.....................   $  17,275      $ 26,359
  VAT payable...............................................       1,184            --
  Deferred revenue..........................................       2,109         2,182
  Due to affiliate..........................................      27,185        22,864
                                                               ---------      --------
      Total current liabilities.............................      47,753        51,405
                                                               ---------      --------
Long-term liabilities:
  Notes payable and other payables to PCI...................     260,279       248,524
                                                               ---------      --------
      Total liabilities.....................................     308,032       299,929
                                                               ---------      --------

Commitments and contingencies (note 7)

  Minority Interest.........................................         287           281
Stockholders' equity:
  Capital stock par value, $0.50 par; 200,000 shares
    authorized,
    issued and outstanding..................................         100           100
  Paid-in capital...........................................     267,564       267,564
  Accumulated other comprehensive loss......................     (29,111)      (33,077)
  Accumulated deficit.......................................    (104,998)      (89,417)
                                                               ---------      --------
      Total stockholders' equity............................     133,555       145,170
                                                               ---------      --------
      Total liabilities and stockholders' equity............   $ 441,874      $445,380
                                                               =========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue..................................       $ 17,653             $ 15,924
Operating expenses:
  Direct operating expenses charged by third parties......          5,592                4,787
  Direct operating expenses charged by affiliate..........          7,028                6,720
  Selling, general and administrative expenses............          6,190                2,787
  Depreciation and amortization...........................         11,042                9,892
                                                                 --------             --------
      Total operating expenses............................         29,852               24,186
                                                                 --------             --------
      Operating loss......................................        (12,199)              (8,262)
Interest income...........................................             53                   66
Interest expense..........................................         (4,213)              (3,516)
Foreign exchange gain/(loss), net.........................            804                 (402)
                                                                 --------             --------
      Loss before income taxes............................        (15,555)             (12,114)
Minority interest in subsidiary loss......................             (6)                  --
Income tax expense........................................            (20)                 (16)
                                                                 --------             --------
      Net loss............................................       $(15,581)            $(12,130)
                                                                 ========             ========
      Basic and diluted net loss per common share.........       $ (77.91)            $ (60.65)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Net loss..................................................       $(15,581)            $(12,130)
Other comprehensive income:
  Cumulative translation adjustment.......................          3,966                  740
                                                                 --------             --------
Comprehensive loss........................................       $(11,615)            $(11,390)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2001       MARCH 31, 2000
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................       $(15,581)            $(12,130)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Minority interest.....................................              6                   --
    Depreciation and amortization.........................         11,042                9,892
    Interest expense added to notes payable to PCI........          4,213                3,516
    Changes in operating assets and liabilities:
      Accounts receivable.................................          1,402                  277
      Other current assets................................           (465)                 933
      Accounts payable....................................         (2,191)              (6,836)
      Deferred revenue....................................            (73)                 225
      Amounts due to affiliates...........................          4,321                4,373
      Amounts due from UPC affiliates.....................           (513)                  --
      Other...............................................           (105)                  --
                                                                 --------             --------
        Net cash provided by operating activities.........          2,056                  250
                                                                 --------             --------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment.............................................         (8,891)              (3,381)
  Purchase of intangible assets...........................             --                   --
                                                                 --------             --------
        Net cash used in investing activities.............         (8,891)              (3,381)
                                                                 --------             --------
Cash flows from financing activities:
  Proceeds from borrowings from affiliates................          7,542                3,800
                                                                 --------             --------
        Net cash provided by financing activities.........          7,542                3,800
                                                                 --------             --------
        Net increase in cash..............................            707                  669
Effect of exchange rates on cash and cash equivalents.....             51                   (2)
Cash and cash equivalents at beginning of the period......          1,159                2,838
                                                                 --------             --------
Cash and cash equivalents at end of the period............       $  1,917             $  3,505
                                                                 ========             ========
Supplemental cash flow information:
  Cash paid for interest..................................       $     28             $     --
                                                                 ========             ========
  Cash paid for income taxes..............................       $     21             $      6
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000

1. BASIS OF PRESENTATION

    Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV") as PCBV is a guarantor of PCI's 9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of March 31, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 2000 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, UPC Polska entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share.

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

    Also on August 6, 1999, Bison was merged with and into UPC Polska with UPC Polska continuing as the surviving corporation (the "Merger"). Accordingly, UPC Polska became a wholly-owned subsidiary of UPC. UnitedGlobalCom, Inc. is the majority stockholder of UPC. The Company believes that a Change of Control (as defined in the indentures governing the UPC Polska and PCI notes) occurred on August 6, 1999 as a result of the Acquisition and Merger.

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date, the notes of UPC Polska and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totaled
$812.5 million. At this time UPC

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

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

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception (1990). As of March 31, 2001, the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

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

    The Company is solely dependent on its ultimate parent UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCBV and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002. Several

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. IMPACT OF A NEW ACCOUNTING STANDARD ADOPTION

    Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in no impact to income. The Company's debt is all fixed rate and denominated in Euros or U.S. dollars. The Company does not use derivative instruments to manage exposures to foreign currency or interest rate risks.

5. RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2001.

6. LOSS PER SHARE

    Basic and diluted loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for the three month periods ended March 31, 2001 and 2000.

7. COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms. Minimum future lease commitments for the aforementioned building leases relate to 2001 and 2002 only. The future minimum lease commitments related to these building leases approximates $497,000 in 2001 and $11,000 in 2002 as of March 31, 2001.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of March 31, 2001 are $309,000 in 2001, $360,000 in 2002 and $7,000 in 2003.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $698,000 as of March 31, 2001.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At March 31, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $84,928,000 over the next six years, approximating $19,350,000 in 2001, $26,043,000 in 2002, $19,823,000 in
2003, $12,188,000 in 2004 and $7,524,000 in 2005 and thereafter.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of URT for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company. Additionally, in March 2001, PCI's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission service and access to the Internet. The Chairman had 21 days to respond to the Company's notification. As no response have been received from the Chairman of URT, it is assumed that the Company is legally entitled to provide the data transmission services and access to the Internet as described in the notification.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

the final disposition of the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of March 31, 2001 the Company's Polish subsidiaries have no profit available for distribution as dividends.

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

    On or about March 31, 2000 the parties to the lawsuit reached a settlement. In accordance with the settlement, on June 2, 2000, Wizja TV B.V., an affiliate of Company's Parent, purchased approximately 1.4% of the outstanding shares of PCBV for a price of approximately $2.2 million. The case has been dismissed and releases exchanged. The aforementioned settlement does not include the remaining minority shareholders of PCBV.

    In addition to the Ohio lawsuit, other minority shareholders of the Company (representing an additional approximately 6% of the shares of the Company, hereinafter the "Reece Group") have asserted claims against the past and present directors or officers of, or members of the Board of

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            MARCH 31, 2001 AND 2000

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information concerning the results of operations and financial condition of Poland Communication, Inc. ("PCI" or the "Company"). Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 2000 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

OVERVIEW

    The Company operates the largest cable television system in Poland with approximately 1,855,000 homes passed and approximately 1,045,500 total subscribers as at March 31, 2001. The Company continues to realize subscriber growth through a combination of increased penetration, new network build-out and acquisition.

    The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At March 31, 2001, approximately 68.7% of the Company's subscribers received its basic package. For the three months ended March 31, 2001, approximately 97.7% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 97.8% for the three months ended March 31, 2000.

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

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been investing in upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of approximately $38 and $51, respectively. The standard installation fee is approximately $60 for buildings with multiple apartments and approximately $122 for single family dwellings.

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

    The Company has implemented a pricing staretgy designed to increase revenue per cable subscriber and its profit margin. The Company has increased the monthly price for the "basic" package to reflect the increased channel availability, and the premium channels, the HBO Poland service and Wizja Sport have been offered to cable customers for an additional monthly charge. However, as of March 24, 2001, Wizja Sport is no longer a premium channel, but has been expanded to the basic package. The Company is in the process of encrypting the HBO Poland service on cable for all premium channel subscribers. This encryption and installation process is completed in all major systems and is expected to be rolled out in the remaining Company's systems in 2001. The Company generated an operating loss of $13.4 million for the three months ended, March 31, 2001, due to programming expense related to the purchase of the Wizja TV programming package from an affiliated company, additional Polish programming from Polsat TV as well as high depreciation and amortization charges related to additional goodwill pushed down as a result of UPC Polska's Merger.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non recurring items (e.g. compensation expenses related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported negative EBITDA of $0.2 million for three months ended March 31, 2001 and positive EBIDTA of $1.0 million for three months ended March 31, 2000.

    CABLE TELEVISION REVENUE. Revenue increased $1.8 million or 10.7% from $16.9 million in the three months ended March 31, 2000 to $18.7 million in the three months ended March 31, 2001. This increase was primarily attributable to the appreciation of Polish zloty against US dollar as well as to an increase in monthly subscription rates.

    Revenue from monthly subscription fees represented 97.7% and 97.8% of cable television revenue for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, the Company generated approximately $1.2 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport channel to cable subscribers as compared to $0.9 million for the three months ended
March 31, 2000, although the Wizja Sport was expanded to the basic package as of March 24, 2001.

    DIRECT OPERATING EXPENSES. Direct operating expenses increased
$0.8 million, or 6.9%, from $11.6 million for the three months ended March 31, 2000 to $12.4 million for the three months ended March 31, 2001, principally as a result of the increased size of the Company's cable television system. Direct operating expenses decreased from 68.6% of revenues for the three months ended March 31, 2000 to 66.3% of revenues for the three months ended March 31, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.4 million or 57.1% from $4.2 million for the three months ended March 31, 2000 to $6.6 million for the three months ended March 31, 2001. This increase was attributable mainly to increase in marketing and information technology related expenses.

    As a percentage of revenue, selling, general and administrative expenses increased from 24.9% for the three months ended March 31, 2000 to approximately 35.3% for the three months ended March 31, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $1.6 million, or 13.9%, from $11.5 million for the three months ended March 31, 2000 to $13.1 million for the three months ended March 31, 2001, principally as a result of depreciation and amortization of additional investments in Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 68.0% for the three months ended March 31, 2000 to 70.1% for the three months ended March 31, 2001.

    INTEREST EXPENSE. Interest expense was on the same level both corresponding periods and amounted to $0.6 million for the three months ended March 31, 2000 and 2001.

    INTEREST AND INVESTMENT INCOME. The Company recorded $0.1 million of interest and investment income for the three months ended March 31, 2000 and 2001.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the three months ended March 31, 2001, foreign exchange gain amounted to $1.0 million as compared to a foreign exchange loss of $0.4 million for the three months ended March 31, 2000.

    INCOME TAX EXPENSE. The Company recorded $36,000 of income tax expense for the three months ended March 31, 2001, as compared to $18,000 for the three months ended March 31, 2000.

    NET LOSS. For the three months ended March 31, 2001 and the three months ended March 31, 2000, the Company had net losses of $13.1 million and $11.5 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $15.9 million for the three months ended March 31, 2000 to $18.2 million for the three months ended March 31, 2001 due to the accretion of redeemable preferred stock, accrued dividend on mandatorily redeemable debenture stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions, debentures and preferred stock and loans from UPC Polska, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due 2003 ("PCI Notes"). The Company had positive cash flows from operating activities of $5,587,000 and $28,000 for three months ended March 31, 2001 and 2000, respectively, due to increase in amounts due to affiliates.

    Since the acquisition of all of the outstanding stock of the Company's parent, UPC Polska, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Debenture Stock for $140 million to UPC Polska, and increases in paid in capital from UPC Polska.

    Cash used for the purchase and expansion of the Company's cable television networks was $9.0 million and $3.8 million for three months ended March 31, 2001 and 2000, respectively.

    On March 31, 2001, the Company was committed to pay at least $91.0 million in guaranteed payments (including but not limited to payments for programming and rights) over the next eight years of which at least approximately
$21.9 million was committed through the end of 2001.

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

    The indentures covering the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder has the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's PCI Notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of UPC Polska constituted a Change of Control. Accordingly, PCI made offers to repurchase (the "Offers") from the holders of the PCI Notes. The Offers expired at 12:01 PM, New York City time, on November 2, 1999 (the "Expiration Date").

    In accordance with the terms of the indentures governing the PCI Notes, the Company was required to offer to repurchase the PCI Notes at the purchase price of 101% of the principal amount owed on the Expiration Date. As of August 5, 1999, the Company had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, the Company has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. UPC financed the repurchase of the PCI Notes.

    To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, PCI sold UPC Polska 14,000 shares of its Debenture Stock for a total of $140 million on an as-issued basis. The

Debenture Stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% annum from November 3, 1999 to the date of redemption, compounded annually. UPC funded UPC Polska's purchase of the Mandatorily Redeemable Debenture Stock. To secure its obligation under the Mandatorily Redeemable Debenture Stock the Company has pledged to UPC Polska intercompany notes issued by PCBV in an aggregated principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge.

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

    Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in no impact to income. The Company's debt is all fixed rate and denominated in Euros or U.S. dollars. The Company does not use derivative instruments to manage exposures to foreign currency or interest rate risks.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, was effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Company is a calendar year-end company, this was the quarter ended December 31, 2000.

    SAB 101 permitted the effects of the changes to be recorded as a cumulative effect of a change in accounting principle during the quarter ended
December 31, 2000. As the Company's accounting policies for its cable television and D-DTH services are still accounted for under SFAS 51, FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES, there was no immediate effect on the Company. However, with the introduction of Internet services in the fourth quarter of 2000, revenue recognition for Internet related services has been and will be reported in accordance with SAB 101.

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

    International operations constitute 100% of the Company's consolidated operating loss for the quarter ended March 31, 2001. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss by approximately $0.4 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $0.4 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 11.8% in 1998, approximately 7.3% in 1999 and approximately 10.1% in 2000. The rate of inflation for the three month period ended March 31, 2001 was approximately 1.4%. The exchange rate for the zloty has stabilized and the rate of evaluation of the zloty has generally decreased since 1991. The zloty fluctuated against the U.S. dollar during 2000 and the first quarter of 2001 but the actual exchange rates as of January 1, 2000, December 31, 2000 and March 31, 2001 remained substantially unchanged. Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary cause of business. In management's opinion, such litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations. See also Note 6 to the Company's unaudited consolidated financial statements for a description of the proceeding relating to HBO Polska and of the PCBV minority shareholder claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION:

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Reports on Form 8-K

    The company filed the following Report on Form 8-K during the quarter ended March 31, 2001:

    Report on Form 8-K, filed on January 26, 2001, regarding the Company's consent solicitation in connection with the proposed transaction among UnitedGlobalCom, Inc., Liberty Media International, Inc., Liberty Media Corporation, and UPC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       POLAND COMMUNICATIONS, INC.

                                                       By:  /s/ SIMON BOYD
                                                            -----------------------------------------
                                                            Simon Boyd
                                                            Chief Financial Officer

Date: May 15, 2001