Form 10-Q
period 2001-06-30
POLAND COMMUNICATIONS INC
filed 2001-08-14
CIK 1031232

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes___X___ No ______

    The number of shares outstanding of Poland Communications, Inc.'s common stock as of June 30, 2001, was:

Common Stock                  18,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          POLAND COMMUNICATIONS, INC.
                                FORM 10-Q INDEX
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                                                           PAGE NO.
                                                                           --------
PART I FINANCIAL INFORMATION
    Item 1.  Financial Statements........................................      3
             Poland Communications, Inc.
                 Consolidated Balance Sheets.............................      3
                 Consolidated Statements of Operations...................      5
                 Consolidated Statements of Comprehensive Loss...........      6
                 Consolidated Statements of Cash Flows...................      7
                 Notes to Consolidated Financial Statements..............      8

             Poland Cablevision (Netherlands) B.V
                 Consolidated Balance Sheets.............................     14
                 Consolidated Statements of Operations...................     16
                 Consolidated Statements of Comprehensive Loss...........     17
                 Consolidated Statements of Cash Flows...................     18
                 Notes to Consolidated Financial Statements..............     19

    Item 2.  Management's Discussion and Analysis of Financial Condition      25
             and Results of Operations...................................

    Item 3.  Quantitative and Qualitative Disclosures About Market            31
             Risk........................................................

PART II OTHER INFORMATION

    Item 1.  Legal Proceedings...........................................     33

    Item 2.  Changes in Securities and Use of Proceeds...................     33

    Item 3.  Defaults Upon Senior Securities.............................     33

    Item 4.  Submission of Matters to a Vote of Security Holders.........     33

    Item 5.  Other Information...........................................     33

    Item 6.  Exhibits and Reports on Form 8-K............................     33

                          POLAND COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $  4,936      $  1,442
  Trade accounts receivable, net of allowance for doubtful
    accounts of $6,683 in 2001 and $4,937 in 2000...........       8,140         8,968
  VAT recoverable...........................................          --           241
  Prepayments...............................................         818           510
  Other current assets......................................         853           192
                                                                --------      --------
    Total current assets....................................      14,747        11,353
                                                                --------      --------
Property, plant and equipment:
  Cable television systems assets...........................     164,054       151,417
  Construction in progress..................................       5,133         6,179
  Vehicles..................................................         739           707
  Other.....................................................      12,047        12,109
                                                                --------      --------
                                                                 181,973       170,412
  Less accumulated depreciation.............................     (41,435)      (28,147)
                                                                --------      --------
    Net property, plant and equipment.......................     140,538       142,265

Inventories for construction................................       5,814         5,686
Intangibles, net............................................     360,885       359,568
                                                                --------      --------
    Total assets............................................    $521,984      $518,872
                                                                ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current liabilities:
  Accounts payable and accrued expenses.....................   $  17,303      $ 28,343
  Accrued interest..........................................         240           236
  Deferred revenue..........................................       2,656         2,182
  VAT Payable...............................................       1,767            --
  Due to affiliates and parent..............................      39,297        38,316
                                                               ---------      --------
    Total current liabilities...............................      61,263        69,077
                                                               ---------      --------
Long-term liabilities:
  Notes payable and other payables to parent................      23,203        23,269
  Notes payable.............................................      15,074        15,344
                                                               ---------      --------
    Total liabilities.......................................      99,540       107,690
                                                               ---------      --------
Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)..........      41,124        38,858
Mandatorily Redeemable Debenture Stock, 30,000 shares
  authorized; 14,000 shares issued and outstanding
  (including accrued dividend)..............................     164,395       156,566

Commitments and contingencies (note 7)

Stockholder's equity:
  Common stock, $.01 par value; 27,000 shares authorized,
    18,948 shares issued and outstanding....................           1             1
  Paid-in capital...........................................     340,264       332,579
  Accumulated other comprehensive loss......................     (20,333)      (37,182)
  Accumulated deficit.......................................    (103,007)      (79,640)
                                                               ---------      --------
    Total stockholder's equity..............................     216,925       215,758
                                                               ---------      --------
    Total liabilities and stockholder's equity..............   $ 521,984      $518,872
                                                               =========      ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30,                 JUNE 30,
                                                      ---------------------   -----------------------
                                                        2001        2000         2001         2000
                                                      --------   ----------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue............................  $ 20,186   $   17,177   $   38,914   $   34,030
                                                      --------   ----------   ----------   ----------

Operating expenses:
  Direct operating expenses charged by third
    parties.........................................     6,765        5,058       12,649       10,574
  Direct operating expenses charged by affiliates...     5,943        3,246       12,419        9,315
  Selling, general and administrative expenses......     5,111        8,491       11,727       12,711
  Depreciation and amortization.....................    14,252       11,086       27,364       22,591
                                                      --------   ----------   ----------   ----------
Total operating expenses............................    32,071       27,881       64,159       55,191
                                                      --------   ----------   ----------   ----------

  Operating loss....................................   (11,885)     (10,704)     (25,245)     (21,161)

Interest income.....................................       105           38          162          105
Interest expense....................................      (591)        (686)      (1,198)      (1,298)
Non operating expense...............................        --           --         (205)          --
Foreign exchange gain/(loss), net...................     2,195       (4,680)       3,202       (5,110)
                                                      --------   ----------   ----------   ----------

  Loss before income taxes..........................   (10,176)     (16,032)     (23,284)     (27,464)

Income tax expense..................................       (47)         (22)         (83)         (40)
                                                      --------   ----------   ----------   ----------

  Net loss..........................................   (10,223)     (16,054)     (23,367)     (27,504)
  Accretion of redeemable preferred stock...........    (1,149)      (1,026)      (2,266)      (2,023)
  Accrued dividend on Mandatorily Redeemable
    Debenture Stock.................................    (3,915)      (3,500)      (7,829)      (7,000)
                                                      --------   ----------   ----------   ----------
Net loss applicable to holders of common stock......  $(15,287)  $  (20,580)  $  (33,462)  $  (36,527)
                                                      ========   ==========   ==========   ==========
Basic loss per common share.........................  $(806.79)  $(1,086.13)  $(1,765.99)  $(1,927.75)
                                                      ========   ==========   ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Net loss.............................................  $(10,223)  $(16,054)  $(23,367)  $(27,504)
Other comprehensive (loss) / income:
  Translation adjustment.............................    12,320    (24,345)    16,849    (23,495)
                                                       --------   --------   --------   --------
Comprehensive loss...................................  $  2,097   $(40,399)  $ (6,518)  $(50,999)
                                                       ========   ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2001      JUNE 30, 2000
                                                              ----------------   ----------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................      $(23,367)          $(27,504)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................        27,364             22,591
    Unrealized foreign exchange (gains)/losses..............        (3,022)             3,084
    Changes in operating assets and liabilities:
      Accounts receivable...................................         1,179             (2,490)
      Other current assets..................................          (605)             1,497
      Accounts payable......................................        (3,729)            (7,012)
      Accrued interest......................................             4                 (7)
      Amounts due to affiliates and parent..................        (1,646)             4,255
      Deferred revenue......................................           119              1,461
      Other.................................................           151                 --
                                                                  --------           --------
        Net cash provided by operating activities...........        (3,552)            (4,125)
                                                                  --------           --------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................        (9,022)            (5,790)
  Purchase of intangibles...................................          (155)              (398)
                                                                  --------           --------
        Net cash used in investing activities...............        (9,177)            (6,188)
                                                                  --------           --------
Cash flows from financing activities:
  Proceeds from parent......................................        16,259             13,300
  Repayment of notes payable................................          (243)              (763)
                                                                  --------           --------
        Net cash provided by financing activities...........        16,016             12,537
                                                                  --------           --------
        Net increase in cash and cash equivalents...........         3,287              2,224
Effect of exchange rates on cash and cash equivalents.......           207                (82)
Cash and cash equivalents at beginning of period............         1,442              3,374
                                                                  --------           --------
Cash and cash equivalents at end of period..................      $  4,936           $  5,516
                                                                  ========           ========
Supplemental cash flow information:
  Cash paid for interest....................................      $    762           $    880
                                                                  ========           ========
  Cash paid for income taxes................................      $     85           $     31
                                                                  ========           ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

1. BASIS OF PRESENTATION

    The information furnished by Poland Communications, Inc. and its subsidiaries("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC (the "2000 Annual Report"). The interim financial results are not necessarily indicative of the results for the full year.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, UPC Polska, Inc. ("UPC Polska", and formerly @ Entertainment, Inc.), the Company's parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share.

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

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities on August 5, 1999. At this date, the Notes of UPC Polska and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all outstanding shares, warrants and options totaled
$812.5 million. At this time UPC

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

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

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. As of June 30, 2001 the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephony). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) control its management of subscribers by using advanced integrated management information systems; and (iv) provide additional revenue generating services to its customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is solely dependent on its ultimate parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

    Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. IMPACT OF A NEW ACCOUNTING STANDARD ADOPTION

    In June 2001, the Financial Accounting Standards Board authorised the issuance of Statement of Financial accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141") and Statement of Financial Accounting Standards
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognised if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Additionally, goodwill on equity method investments will no longer be amortised; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Under SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognised intangible assets will continue to be amortised over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortised. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognised intangible assets. In addition, goodwill on prior business combinations will cease to be amortised. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

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

5. RECLASSIFICATIONS

    Certain amounts have been reclassified in the correspondiong period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three and six months ended June 30, 2001.

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

6. LOSS PER SHARE

    Basic loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for the three and six month periods ended June 30, 2001 and 2000.

7. COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms. Minimum future lease commitments for the aforementioned building leases relate to 2001 and 2002 only. The future minimum lease commitments related to these building leases approximates $315,000 in 2001 and $30,000 in 2002 as of June 30, 2001.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of June 30, 2001 are $212,000 in 2001, $370,000 in 2002 and $7,000 in 2003.

CONDUIT LEASES

    The Company also leases space within various telephone duct systems from the Polish national telephone company (known in the Polish telecommunication industry as "TPSA") under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. Some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of the cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company has introduced Internet services to certain of its cable and D-DTH customers, and is in the process of renegotiating certain conduit agreements with TPSA. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease. Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $615,000 in 2001 and $66,000 in 2002 as of June 30, 2001.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30,

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $80,708,000 over the next six years, approximating $13,173,000 in 2001, $27,150,000 in 2002, $20,570,000 in 2003, $12,326,000 in
2004 and $7,489,000 in 2005 and thereafter.

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of the Office for Telecommunication Regulation ("URT") for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company. Additionally, in March 2001, a subsidiary of PCI notified the Chairman of the URT of its activities concerning the provision of data transmission service and access to the Internet. The Chairman had 21 days to respond to the Company's notification. Since no response was received from the Chairman of URT, it is assumed that the Company is legally entitled to provide the data transmission services and access to the Internet as described in the notification.

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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of June 30, 2001 the Company's Polish subsidiaries have no profit available for distribution as dividends.

PCBV MINORITY STOCKHOLDER'S CLAIM

    On or about July 8, 1999, certain minority shareholders ("the minority shareholders") of the Company's subsidiary Poland Cablevision (Netherlands) B.V. ("PCBV"), filed a lawsuit against PCI and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621. The relief sought by the minority shareholders includes:
(1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended (the "Shareholders'

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of 1.7 percent of the payment made by UPC for the shares of the Company as set forth in the Agreement and Plan of Merger between UPC Polska and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

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

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. UPC Polska has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. In exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, UPC Polska and/or its affiliates will pay in the aggregate approximately
$3.6 million in cash at closing and issue promissory notes for $17 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock at the payor's election. Those transactions are anticipated to close in August 2001.

8. CASH FLOW INFORMATION

    During the six month period ended June 30, 2001 $17,780,000 of liability to the Company's parent was converted into paid-in capital.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $  4,386      $  1,159
  Trade accounts receivable, net of allowances of $6,145 in
    2001 and $4,392 in 2000.................................       7,966         8,549
  VAT recoverable...........................................          --           295
  Prepayments...............................................         797           510
  Other current assets......................................         728           159
                                                                --------      --------
      Total current assets..................................      13,877        10,672
                                                                --------      --------

  Property, plant and equipment:
    Cable television system assets..........................     128,133       117,307
    Construction in progress................................       5,060         6,050
    Vehicles................................................         522           473
    Other...................................................      11,957        11,967
                                                                --------      --------
                                                                 145,672       135,797

      Less accumulated depreciation.........................     (32,954)      (22,412)
                                                                --------      --------
      Net property, plant and equipment.....................     112,718       113,385

Inventories for construction................................       5,561         5,400
Intangible assets, net......................................     314,571       315,923
                                                                --------      --------

      Total assets..........................................    $446,727      $445,380
                                                                ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current liabilities:
  Accounts payable and accrued expenses.....................   $  15,266      $ 26,359
  Deferred revenue..........................................       2,517         2,182
  VAT Payable...............................................       1,666            --
  Due to affiliate..........................................      37,272        22,864
                                                               ---------      --------
    Total current liabilities...............................      56,721        51,405
                                                               ---------      --------

Long term liabilities:
  Notes payable and other payables to PCI...................     258,689       248,524
                                                               ---------      --------
    Total liabilities.......................................     315,410       299,929
                                                               ---------      --------

Commitments and contingencies (note 7)
  Minority interest.........................................         302           281

Stockholders' equity:
  Capital stock par value, $0.50 par; 200,000 shares
    authorized, issued and outstanding......................         100           100
  Paid-in capital...........................................     267,564       267,564
  Accumulated other comprehensive loss......................     (18,188)      (33,077)
  Accumulated deficit.......................................    (118,461)      (89,417)
                                                               ---------      --------
    Total stockholders' equity..............................     131,015       145,170
                                                               ---------      --------
    Total liabilities and stockholders' equity..............   $ 446,727      $445,380
                                                               =========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS           SIX MONTHS
                                                         ENDED JUNE 30,        ENDED JUNE 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS)        (IN THOUSANDS)
Cable television revenue.............................  $ 19,092   $ 16,185   $ 36,745   $ 32,109
                                                       --------   --------   --------   --------

Operating expenses:
  Direct operating expenses charged by third
    parties..........................................     6,423      5,501     12,015     10,288
  Direct operating expenses charged by affiliates....     6,531      5,146     13,559     10,450
  Selling, general and administrative expenses.......     4,566      5,801     10,756     10,004
  Depreciation and amortization......................    12,647     10,590     23,689     20,482
                                                       --------   --------   --------   --------
    Total operating expenses.........................    30,167     27,038     60,019     51,224
                                                       --------   --------   --------   --------

    Operating loss...................................   (11,075)   (10,853)   (23,274)   (19,115)

Interest income......................................       107         39        160        105
Interest expense.....................................    (4,139)    (3,785)    (8,352)    (7,301)
Foreign exchange gain/(loss), net....................     1,692     (4,277)     2,496     (4,679)
                                                       --------   --------   --------   --------

    Loss before income taxes and minority interest...   (13,415)   (18,876)   (28,970)   (30,990)

Minority interest in subsidiary loss.................       (15)        --        (21)        --
Income tax expense...................................       (33)        (8)       (53)       (24)
                                                       --------   --------   --------   --------

    Net loss.........................................  $(13,463)  $(18,884)  $(29,044)  $(31,014)
                                                       ========   ========   ========   ========
    Basic loss per common share......................  $ (67.32)  $ (94.42)  $(145.22)  $(155.07)
                                                       ========   ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Net loss.............................................  $(13,463)  $(18,884)  $(29,044)  $(31,014)

Other comprehensive (loss) / income:
  Cumulative translation adjustment..................    10,923    (21,375)    14,889    (20,635)
                                                       --------   --------   --------   --------
Comprehensive loss...................................  $ (2,540)  $(40,259)  $(14,155)  $(51,649)
                                                       ========   ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2001      JUNE 30, 2000
                                                              ----------------   ----------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................      $(29,044)          $(31,014)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Minority interest.......................................            21                 --
    Depreciation and amortization...........................        23,689             20,482
    Interest expense added to notes payable to PCI..........         8,353              7,233
    Unrealized foreign exchange (gains)/losses..............        (2,475)             2,676
    Other...................................................           116                 --
    Changes in operating assets and liabilities:
      Accounts receivable...................................           918             (2,478)
      Other current assets..................................          (485)             1,317
      Accounts payable......................................        (5,385)            (7,143)
      Deferred revenue......................................           250              1,453
      Amounts due to affiliates and parent..................         8,670              1,359
                                                                  --------           --------
        Net cash provided by operating activities...........         4,628             (6,115)
                                                                  --------           --------

Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................        (8,858)            (5,447)
  Purchase of intangible assets.............................          (138)              (278)
                                                                  --------           --------
        Net cash used in investing activities...............        (8,996)            (5,725)
                                                                  --------           --------

Cash flows from financing activities:
  Proceeds from borrowings from affiliates..................         7,550             13,313
                                                                  --------           --------
        Net cash provided by financing activities...........         7,550             13,313
                                                                  --------           --------
        Net increase in cash................................         3,182              1,473

Effect of exchange rates on cash and cash equivalents.......            45                (69)
Cash and cash equivalents at beginning of the period........         1,159              2,838
                                                                  --------           --------
Cash and cash equivalents at end of the period..............      $  4,386           $  4,242
                                                                  ========           ========

Supplemental cash flow information:
  Cash paid for interest....................................      $     32           $     --
                                                                  ========           ========
  Cash paid for income taxes................................      $     54           $     17
                                                                  ========           ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

1. BASIS OF PRESENTATION

    Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV" or the "Company") as PCBV is a guarantor of PCI's
9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of June 30, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 2000 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

2. CONSUMMATION OF UPC TENDER OFFER AND MERGER

    On June 2, 1999, PCBV's indirect parent UPC Polska, Inc. ("UPC Polska") entered into an Agreement and Plan of Merger with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share.

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

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities on August 5, 1999. At this date, the Notes of UPC Polska and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled
$812.5 million. At that time UPC

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

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

3. FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, PCBV has incurred substantial operating losses since inception. As of June 30, 2001, PCBV had negative working capital. Additionally, PCBV is currently and is expected to continue to be highly leveraged. The ability of PCBV to meet its debt service obligations will depend on the future operating performance and financial results of PCBV as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. PCBV's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of PCBV believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephony). As such, PCBV has focused its financial and business efforts toward its position in the cable market. PCBV's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, PCBV intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through its internal growth and through acquisitions; (iii) control its management of subscribers by using advanced integrated management information systems; and
(iv) provide additional revenue generating services to its customers. If PCBV's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, PCBV may need to obtain greater amounts of additional financing. While it is PCBV's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to PCBV in the future, or, if available, that they could be obtained on terms acceptable to PCBV.

    PCBV is dependent on its ultimate parent UPC, to provide financing to achieve PCBV's business strategy. UPC has declared that it will continue to financially support PCBV and its subsidiaries as a going concern, and accordingly enable PCBV and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

    Several of the PCBV's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of these

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. PCBV is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4. IMPACT OF A NEW ACCOUNTING STANDARD ADOPTION

    In June 2001, the Financial Accounting Standards Board authorised the issuance of Statement of Financial accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141") and Statement of Financial Accounting Standards
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognised if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Additionally, goodwill on equity method investments will no longer be amortised; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Under SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognised intangible assets will continue to be amortised over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortised. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognised intangible assets. In addition, goodwill on prior business combinations will cease to be amortised. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

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

5. RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three and six months ended June 30, 2001.

6. LOSS PER SHARE

    Basic loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for the three and six month periods ended June 30, 2001 and 2000.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

7. COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms. Minimum future lease commitments for the aforementioned building leases relate to 2001 and 2002 only. The future minimum lease commitments related to these building leases approximates $270,000 in 2001 and $30,000 in 2002 as of June 30, 2001.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of June 30, 2001 are $212,000 in 2001, $370,000 in 2002 and $7,000 in 2003.

CONDUIT LEASES

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. Some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of the cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company has introduced Internet services to certain of its cable and D-DTH customers, and is in the process of renegotiating certain conduit agreements with TPSA. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the sixth year and then remains fixed through the tenth year of the lease. Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $574,000 in 2001 and $66,000 in 2002 as of June 30, 2001.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $77,350,000 over the next six years, approximating $12,590,000 in 2001, $26,053,000 in 2002, $19,787,000 in
2003, $11,807,000 in 2004 and $7,113,000 in 2005 and thereafter.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

REGULATORY APPROVALS

    The Company is in the process of obtaining permits from the Chairman of URT for several of its cable television systems. If these permits are not obtained, URT could impose penalties such as fines or in severe cases, revocation of all permits held by an operator or the forfeiture of the operator's cable networks. Management of the Company does not believe that these pending approvals result in a significant risk to the Company. Additionally, in March 2001, PCI's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission service and access to the Internet. The Chairman had 21 days to respond to the Company's notification. As no response has been received from the Chairman of URT, it is assumed that the Company is legally entitled to provide the data transmission services and access to the Internet as described in the notification.

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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of June 30, 2001 the Company's Polish subsidiaries have no profit available for distribution as dividends.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

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

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. UPC Polska has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. In exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, UPC Polska and/or its affiliates will pay in the aggregate approximately
$3.6 million in cash at closing and issue promissory notes for $17 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock at the payor's election. Those transactions are anticipated to close in August 2001.

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

OVERVIEW

    The Company operates the largest cable television system in Poland with approximately 1,851,800 homes passed and approximately 1,022,800 total subscribers as at June 30, 2001.

    The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At June 30, 2001, approximately 65.2% of the Company's subscribers received its basic package. Currently, almost all of the Company's cable revenues are derived from monthly subscription fees.

    During 1999 and 2000, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 29 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rate. The Company has continued to invest in upgrading its networks in order to provide additional revenue generating services to its customers and continue to improve the security of that network.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been investing in upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of approximately $38 and $51, respectively.

    The Company has implemented a pricing strategy designed to increase revenue per cable subscriber and its profit margin. The Company has increased the monthly price for the "basic" package to reflect the increased channel availability, and the premium channels, the HBO Poland service and Wizja Sport have been offered to cable customers for an additional monthly charge. However, as of March 24, 2001, Wizja Sport is no longer a premium channel, but has been expanded to the basic package. The Company is in the process of encrypting the HBO Poland service on cable for all premium channel subscribers. This encryption and installation process is completed in all major systems and is expected to be rolled out in the remaining Company's systems in 2001.

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

    The Company generated an operating loss of $25.2 million for the six months ended June 30, 2001, as compared to $21.2 million for the six months ended
June 30, 2000, primarily due to programming expenses related to the purchase of the Wizja TV programming package from an affiliated company and high depreciation and amortization charges related to additional goodwill pushed down as a result of UPC Polska's Merger.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, income taxes, gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported positive EBITDA of $2.4 million and $0.4 million for the three months ended June 30, 2001 and 2000 respectively, and $2.1 million and $1.4 million for the six months ended June 30, 2001 and 2000 respectively.

    CABLE TELEVISION REVENUE. Revenue increased $3.0 million or 17.4% from $17.2 million for the three months ended June 30, 2000 to $20.2 million for the three months ended June 30, 2001 and increased

$4.9 million or 14.4% from $34.0 million for the six months ended June 30, 2000 to $38.9 million for the six months ended June 30, 2001. This increase was primarily attributable to the appreciation of the Polish zloty against the US dollar.

    Revenue from monthly subscription fees represented 97.9% and 98.1% of cable television revenue for the six months ended June 30, 2001 and 2000, respectively. During the three and six months ended June 30, 2001, the Company generated approximately $1.1 million and $2.3 million, respectively, of additional premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport channel to cable subscribers as compared to $1.2 million and $2.1 million, respectively, for the three and six months ended June 30, 2000 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$4.4 million, or 53.0%, from $8.3 million for the three months ended June 30, 2000 to $12.7 million for the three months ended June 30, 2001, and increased $5.2 million or 26.1% from $19.9 million for the six months ended June 30, 2000 to $25.1 million for the six months ended June 30, 2001, principally as a result of an increase in programming costs. Direct operating expenses increased from 48.3% of revenues for the three months ended June 30, 2000 to 62.9% of revenues for the three months ended June 30, 2001 and increased from 58.5% of revenues for the six months ended June 30, 2000 to 64.5% of revenues for the six months ended June 30, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3.4 million or 40.0% from $8.5 million for the three months ended June 30, 2000 to $5.1 million for the three months ended June 30, 2001 and decreased $1.0 million or 7.9% from $12.7 million for the six months ended June 30, 2000 to $11.7 million for the six months ended June 30, 2001. This decrease was attributable to the fact that the Company is no longer providing programming guides to customers as it did during fiscal year 2000.

    As a percentage of revenue, selling, general and administrative expenses decreased from 49.4% for the three months ended June 30, 2000 to approximately 25.2% for the three months ended June 30, 2001 and decreased from 37.4% of revenue for the six months ended June 30, 2000 to 30.1% for the six months ended June 30, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.2 million, or 28.8%, from $11.1 million for the three months ended June 30, 2000 to $14.3 million for the three months ended June 30, 2001 and increased $4.8 million or 21.2% from $22.6 million for the six months ended June 30, 2000 to $27.4 million for the six months ended June 30, 2001, principally as a result of the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 64.5% for the three months ended June 30, 2000 to 70.8% for the three months ended June 30, 2001 and increased from 66.5% for the six months ended June 30, 2000 to 70.4% for the six months ended June 30, 2001.

    INTEREST EXPENSE. Interest expense decreased $0.1 million, or 14.3%, from $0.7 million for the three months ended June 30, 2000 to $0.6 million for the three months ended June 30, 2001 and decreased $0.1 million, or 7.7%, from $1.3 million for the six months ended June 30, 2000 to $1.2 million for the six months ended June 30, 2001. The decrease is a result of repayment of the loan by a subsidiary of PCI in the first six months of 2001.

    INTEREST INCOME. Interest income increased $67,000, or 176.3%, from $38,000 for the three months ended June 30, 2000 to $105,000 for the three months ended June 30, 2001 and increased $57,000, or 54.3%, from $105,000 for the six months ended June 30, 2000 to $162,000 for the six months ended June 30, 2001, primarily due to the increase in the level of cash used to fund the Company's operations.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the three months ended June 30, 2001, foreign exchange gain amounted to $2.2 million as compared to a foreign exchange loss of $4.7 million for the three months ended June 30, 2000 and for the six months ended June 30, 2001, foreign exchange gain amounted to $3.2 million as compared to a foreign exchange loss of $5.1 million for the six months ended June 30, 2000. This change from loss in 2000 to gain in 2001 is primarily due to the fluctuation of the Polish currency during the three and six months ended June 30, 2001.

    INCOME TAX EXPENSE. The Company recorded $47,000 of income tax expense for the three months ended June 30, 2001, as compared to $22,000 for the three months ended June 30, 2000 and $83,000 of income tax expense for the six months ended June 30, 2001, as compared to $40,000 for the six months ended June 30, 2000.

    NET LOSS. For the three months ended June 30, 2001 and the three months ended June 30, 2000, the Company had net losses of $10.2 million and $16.1 million, respectively, and for the six months ended June 30, 2001 and the six months ended June 30, 2000, the Company had net losses of $23.4 million and $27.5 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from $20.6 million for the three months ended June 30, 2000 to $15.3 million for the three months ended June 30, 2001 and from $36.5 million for the six months ended June 30, 2000 to $33.5 million for the six months ended June 30, 2001 due to the accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from UPC Polska, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due 2003 ("PCI Notes"). The Company had negative cash flows from operating activities of $3.6 million and $4.1 million for the six months ended June 30, 2001 and 2000, respectively, due to decreases in accounts payable.

    Since the acquisition of all of the outstanding stock of the Company's parent, UPC Polska, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Mandatorily Redeemable Debenture Stock for $140 million to UPC Polska, and increases in paid in capital from UPC Polska.

    Cash used for the purchase and expansion of the Company's cable television networks was $9.0 million and $5.8 million for the six months ended June 30, 2001 and 2000, respectively.

    On June 30, 2001, the Company was committed to pay at least $82.5 million in guaranteed payments (including but not limited to payment for programming and rights) over the next six years of which at least approximately $14.5 million was committed through the end of 2001.

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

    The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes), intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $226,429,000 at June 30, 2001 and $210,530,000, $176,815,000 and $160,830,000 at December 31, 2000, 1999 and
1998, respectively.

    The indenture covering the PCI Notes provides that, following a Change of Control (as defined therein), each noteholder has the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's PCI Notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of Entertainment constituted a Change of Control. Accordingly, PCI made an offer to repurchase (the "Offer") from the holders of the PCI Notes. The Offer expired at 12:01 PM, New York City time, on November 2, 1999.

    In accordance with the terms of the indenture governing the PCI Notes, the Company was required to offer to repurchase the PCI Notes at the purchase price of 101% of principal. As of August 5, 1999, the Company had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, the Company purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370.

    To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, PCI sold UPC Polska 14,000 shares of its Mandatorily Redeemable Debenture Stock for a total of $140 million on an as-issued basis. The Debenture Stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% per annum from November 3, 1999 to the date of redemption, compounded annually. UPC funded UPC Polska's purchase of the Mandatorily Redeemable Debenture Stock. The Company has pledged to UPC Polska intercompany notes issued by PCBV in an aggregated principal amount of $176,815,000. The PCI Noteholders will be equally and ratably secured by the pledge.

    The Company's cash on hand will be insufficient to satisfy its commitments and to complete its current business plan. UPC and UPC Polska are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private equity, debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC Polska, UPC, and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC Polska, and UPC Polska's parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through January 31, 2002.

NEW ACCOUNTING PRINCIPLES

    In June 2001, the Financial Accounting Standards Board authorised the issuance of Statement of Financial accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141") and Statement of Financial Accounting Standards
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognised if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Additionally, goodwill on equity method investments will no longer be amortised; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Under SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognised intangible assets will continue to be amortised over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortised. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognised intangible assets. In addition, goodwill on prior business combinations will cease to be amortised. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

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

    International operations constitute 100% of the Company's consolidated operating loss for the six months ended June 30, 2001. Some of the Company's operating and financing expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that 10% change in foreign exchange rates would impact reported operating loss by approximately $0.8 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $0.8 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    The zloty fluctuated against the U.S. dollar during 2000 and the first six months of 2001 but the actual exchange rates as of January 1, 2000, December 31, 2000 and June 30, 2001 remained substantially unchanged. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary cause of business. In management's opinion, the litigation in which the Company is currently involved, and which has not been settled, individually and in the aggregate, is not material to the Company's financial condition or results of operations. See also Note 7 to the Company's unaudited consolidated financial statements for a description of the settlement of the PCBV minority stockholders' claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION:

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i)(a)  Restated Certificate of Incorporation of Poland
         Communications, Inc., as amended through August 1998, and incorporated by reference as Exhibit 3(i)(a) to Form 10-K, filed on May 31, 2000.

3(i)(b) Certificate of Amendment of the Certificate of Incorporation of Poland Communications, Inc., dated March 20, 2000, and incorporated by reference as Exhibit 3(i)(b) to Form 10-K, filed on May 31, 2000.

3(ii)    Amended and Restated By-Laws of Poland
         Communications, Inc., as amended through March 1998, and incorporated by reference as Exhibit 3.2 to Form 10-K, filed on May 30, 1999.

4.1      Indenture dated as of October 31, 1996, between Poland
         Communications, Inc. and State Street Bank and Trust
         Company, as trustee, incorporated by reference as
         Exhibit 4.11 to Form S-4, filed on January 24, 1997.

11.1 Statement re computation of per share earnings (contained in Note 6 of Notes to Unaudited Consolidated Financial
         Statements for Poland Communications, Inc. in this Quarterly
         Report on Form 10-Q).

11.2 Statement re computation of per share earnings (contained in Note 6 of Notes to Unaudited Consolidated Financial
         Statements for Poland Cablevision (Netherlands) B.V. in this
         Quarterly Report on Form 10-Q).

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       POLAND COMMUNICATIONS, INC.

                                                       By:  /s/ SIMON BOYD
                                                            -----------------------------------------
                                                            Simon Boyd
                                                            Chief Financial Officer
                                                            (Principal Financial and
                                                            Principal Accounting Officer)

Date: August 14, 2001