Form 10-Q
period 2001-09-30
POLAND COMMUNICATIONS INC
filed 2001-11-14
CIK 1031232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

        / / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT 1934
             FROM THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes_X_ No ___

The number of shares outstanding of Poland Communications, Inc.'s common stock as of September 30, 2001, was:

Common Stock                  18,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          POLAND COMMUNICATIONS, INC.
                                FORM 10-Q INDEX
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                                                             PAGE NO.
PART I FINANCIAL INFORMATION                                                 --------
      Item 1.  Consolidated Financial Statements...........................      3
               Poland Communications, Inc.
               Consolidated Balance Sheets.................................      3
               Consolidated Statements of Operations.......................      4
               Consolidated Statements of Comprehensive Loss...............      5
               Consolidated Statements of Cash Flows.......................      6
               Notes to Consolidated Financial Statements..................      7

               Poland Cablevision (Netherlands) B.V

               Consolidated Balance Sheets.................................     14
               Consolidated Statements of Operations.......................     15
               Consolidated Statements of Comprehensive Loss...............     16
               Consolidated Statements of Cash Flows.......................     17
               Notes to Consolidated Financial Statements..................     18

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and
               Results of Operations.......................................     25

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk........................................................     32

PART II OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................     33

      Item 2.  Changes in Securities and Use of Proceeds...................     33

      Item 3.  Defaults Upon Senior Securities.............................     33

      Item     Submission of Matters to a Vote of Security Holders.........
      4......                                                                   33

      Item 5.  Other Information...........................................     33

      Item 6.  Exhibits and Reports on Form 8-K............................     33

                          POLAND COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,885        $  1,442
  Trade accounts receivable, net of allowance for doubtful
    accounts of $8,143 in 2001 and $4,937 in 2000...........       6,581           8,968
  VAT recoverable...........................................          --             241
  Prepayments...............................................         664             510
  Other current assets......................................          42             192
                                                                --------        --------
    Total current assets....................................      10,172          11,353
                                                                --------        --------

Property, plant and equipment:
  Cable television systems assets...........................     156,619         151,417
  Construction in progress..................................       3,961           6,179
  Vehicles..................................................         965             707
  Other.....................................................      11,089          12,109
                                                                --------        --------
                                                                 172,634         170,412

  Less accumulated depreciation.............................     (43,728)        (28,147)
                                                                --------        --------
    Net property, plant and equipment.......................     128,906         142,265

Inventories for construction................................       5,033           5,686
Intangibles, net............................................     354,011         359,568
                                                                --------        --------

    Total assets............................................    $498,122        $518,872
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 12,646        $ 28,343
  Accrued interest..........................................         595             236
  Deferred revenue..........................................       2,501           2,182
  VAT Payable...............................................       1,491              --
  Due to affiliates and parent..............................      71,918          38,316
                                                                --------        --------
    Total current liabilities...............................      89,151          69,077
                                                                --------        --------

Long-term liabilities:
  Notes payable and other payables to parent................      23,650          23,269
  Notes payable.............................................      15,025          15,344
                                                                --------        --------
    Total liabilities.......................................     127,826         107,690
                                                                --------        --------

Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)..........      42,305          38,858
Mandatorily Redeemable Debenture Stock, 30,000 shares
  authorized; 14,000 shares issued and outstanding
  (including accrued dividend)..............................     168,309         156,566

Commitments and contingencies (note 7)

Stockholder's equity:
  Common stock, $.01 par value; 27,000 shares authorized,
    18,948 shares issued and outstanding....................           1               1
  Paid-in capital...........................................     326,369         332,579
  Accumulated other comprehensive loss......................     (45,371)        (37,182)
  Accumulated deficit.......................................    (121,317)        (79,640)
                                                                --------        --------
    Total stockholder's equity..............................     159,682         215,758
                                                                --------        --------

    Total liabilities and stockholder's equity..............    $498,122        $518,872
                                                                ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 -----------------------   -----------------------
                                                    2001         2000         2001         2000
                                                 ----------   ----------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cable television revenue.......................  $   18,600   $   17,094   $   57,514   $   51,124

Operating expenses:
  Direct operating expenses charged by third
    parties....................................       6,121        5,921       18,770       16,495
  Direct operating expenses charged by
    affiliates.................................       5,686        5,171       18,105       14,486
  Selling, general and administrative
    expenses...................................       6,863        5,846       18,590       18,557
  Depreciation and amortization................      12,558       11,389       39,922       33,980
                                                 ----------   ----------   ----------   ----------
Total operating expenses.......................      31,228       28,327       95,387       83,518
                                                 ----------   ----------   ----------   ----------

  Operating loss...............................     (12,628)     (11,233)     (37,873)     (32,394)

Interest income................................          61           66          223          171
Interest expense...............................        (607)        (602)      (1,805)      (1,900)
Non operating expense..........................          --           --         (205)          --
Foreign exchange loss..........................      (5,057)      (2,800)      (1,855)      (7,910)
                                                 ----------   ----------   ----------   ----------

  Loss before income taxes.....................     (18,231)     (14,569)     (41,515)     (42,033)

Income tax expense.............................         (79)         (44)        (162)         (84)
                                                 ----------   ----------   ----------   ----------

  Net loss.....................................     (18,310)     (14,613)     (41,677)     (42,117)

  Accretion of redeemable preferred stock......      (1,181)      (1,055)      (3,447)      (3,078)
  Accrued dividend on Mandatorily Redeemable
    Debenture Stock............................      (3,914)      (3,500)     (11,743)     (10,500)

Net loss applicable to holders of common
  stock........................................  $  (23,405)  $  (19,168)  $  (56,867)  $  (55,695)
                                                 ==========   ==========   ==========   ==========

Basic loss per common share....................  $(1,235.22)  $(1,011.61)  $(3,001.21)  $(2,939.36)
                                                 ==========   ==========   ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Net loss.............................................  $(18,310)  $(14,613)  $(41,677)  $(42,117)
Other comprehensive loss:
Translation adjustment...............................   (25,038)   (13,983)    (8,189)   (37,478)
                                                       --------   --------   --------   --------
Comprehensive loss...................................  $(43,348)  $(28,596)  $(49,866)  $(79,595)
                                                       ========   ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................       $(41,677)            $(42,117)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization.........................         39,922               33,980
      Unrealized foreign exchange loss......................          1,972                6,874
      Changes in operating assets and liabilities:
        Accounts receivable.................................          2,189               (1,714)
        Other current assets................................            750               (1,338)
        Accounts payable....................................        (13,675)              (4,429)
        Accrued interest....................................            404                  348
        Amounts due to affiliates and parent................          3,789                7,926
        Deferred revenue....................................            508                1,475
        Other...............................................            336                   --
                                                                   --------             --------
          Net cash (used in)/provided by operating
            activities......................................         (5,482)               1,005
                                                                   --------             --------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................         (9,026)             (16,672)
  Purchase of intangibles...................................           (195)              (1,333)
                                                                   --------             --------
          Net cash used in investing activities.............         (9,221)             (18,005)
                                                                   --------             --------
Cash flows from financing activities:
  Proceeds from parent......................................         16,609               13,691
  Repayment of notes payable................................           (346)                (840)
  Capital increase..........................................             --                3,860
                                                                   --------             --------
          Net cash provided by financing activities.........         16,263               16,711
                                                                   --------             --------

          Net increase/ (decrease) in cash and cash
            equivalents.....................................          1,560                 (289)

Effect of exchange rates on cash and cash equivalents.......           (117)                (130)

Cash and cash equivalents at beginning of period............          1,442                3,374
                                                                   --------             --------
Cash and cash equivalents at end of period..................       $  2,885             $  2,955
                                                                   ========             ========

Supplemental cash flow information:
  Cash paid for interest....................................       $    762             $    895
                                                                   ========             ========
  Cash paid for income taxes................................       $     85             $     97
                                                                   ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2001 AND 2000

1.  BASIS OF PRESENTATION

    The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC (the "2000 Annual Report"). The interim financial results are not necessarily indicative of the results for the full year.

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

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

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

3.  FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception. As of September 30, 2001 the Company had negative working capital. Additionally, the Company is currently and is expected to continue to be highly leveraged. The ability of the Company to meet its debt service obligations will depend on the future operating performance and financial results of the Company as well as obtaining additional financing from its ultimate parent, UPC. The Company's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephony). As such, the Company has focused its financial and business efforts toward its position in the cable market. The Company's business strategy is designed to increase its market share and subscriber base and to maximize revenue per subscriber. To accomplish its objectives and to capitalize on its competitive advantages, the Company intends to (i) develop and control the content of programming on its cable systems; (ii) increase its distribution capabilities through internal growth and through acquisitions; (iii) control its management of subscribers by using advanced integrated management information systems; and (iv) provide additional revenue generating services to its customers. If the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is solely dependent on its ultimate parent, UPC, to provide financing to achieve the Company's business strategy. UPC has declared that it will continue to financially support PCI and its subsidiaries as a going concern, and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through July 31, 2002.

    Several of the Company's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance with the Polish Commercial Code. The Company is currently considering several

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

alternatives, including the merger of legal entities and the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4.  IMPACT OF NEW ACCOUNTING STANDARDS ADOPTION

ADOPTED:

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

TO BE ADOPTED:

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141") and Statement of Financial Accounting Standards
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Under SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

    SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

5.  RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three and nine months ended September 30, 2001.

6.  LOSS PER SHARE

    Basic loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 18,948 for the three and nine month periods ended September 30, 2001 and 2000.

7.  COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms. Minimum future lease commitments for the aforementioned building leases relate to 2001 and 2002 only. The future minimum lease commitments related to these building leases approximates $168,000 in 2001 and $68,000 in 2002 as of September 30, 2001.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of September 30, 2001 are $100,000 in 2001, $348,000 in 2002 and $7,000 in 2003.

CONDUIT LEASES

    The Company also leases space within various telephone duct systems from the Polish national telephone company (known in the Polish telecommunication industry as "TPSA") under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to nine months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. Some conduit agreements with TPSA provide that cables can be installed in the conduit only

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

for the use of the cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company has introduced Internet services to certain of its customers, and is in the process of renegotiating certain conduit agreements with TPSA. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement, which provides for an annual adjustment after the ninth year and then remains fixed through the tenth year of the lease. Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $462,000 in 2001, $172,000 in 2002 and $1,000 in 2003 as of September 30, 2001.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. In connection with the Canal+ transaction, management is currently in discussions with some of the programming providers to re-negotiate key terms of the contracts and the commitments may change substantially. At September 30, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $72,523,000 over the next nine years, approximating $7,089,000 in 2001, $26,094,000 in 2002, $19,845,000 in 2003, $12,224,000 in
2004 and $7,271,000 in 2005 and thereafter.

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

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

PROCEEDING RELATING TO HBO POLSKA

    Two of the Company's cable television subsidiaries and four other unrelated Polish cable operators and HBO Polska Sp. z o. o., have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o. o., a subsidiary of Canal+. The primary defendant in the proceedings is HBO Polska Sp. z o. o. which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Radio and Television Act of 1992, as amended, and thereby undertaking an activity constituting an act of unfair competition. The Company does not believe that the final disposition of the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of September 30, 2001 the Company's Polish subsidiaries have no profit available for distribution as dividends.

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

                          POLAND COMMUNICATIONS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

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

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. UPC Polska has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. On August 28, 2001, in exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, UPC Polska and/or its affiliates paid in the aggregate approximately $3.6 million in cash at closing and issue promissory notes for $17 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock at the payer's election.

    The Company has accounted for the $21.2 million as goodwill in the accompanying consolidated financial statements in accordance with SFAS 141. Accordingly there has been no amortization recorded associated with this goodwill.

8.  CAPITAL CONTRIBUTIONS

    During the three and nine month period ended September 30, 2001 $0 and $17,780,000, respectively of liability to the Company's parent was converted into paid-in capital.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $   1,934       $  1,159
  Trade accounts receivable, net of allowances of $8,044 in
    2001 and
    $4,392 in 2000..........................................        6,010          8,549
  VAT recoverable...........................................           45            295
  Prepayments...............................................          606            510
  Due from affiliates.......................................          347             --
  Other current assets......................................           --            159
                                                                ---------       --------
    Total current assets....................................        8,942         10,672
                                                                ---------       --------

Property, plant and equipment:
  Cable television system assets............................      123,066        117,307
  Construction in progress..................................        3,841          6,050
  Vehicles..................................................          759            473
  Other.....................................................       10,952         11,967
                                                                ---------       --------
                                                                  138,618        135,797

    Less accumulated depreciation...........................      (34,961)       (22,412)
                                                                ---------       --------
    Net property, plant and equipment.......................      103,657        113,385

Inventories for construction................................        4,857          5,400
Intangible assets, net......................................      311,158        315,923
                                                                ---------       --------

    Total assets............................................    $ 428,614       $445,380
                                                                =========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $  10,953       $ 26,359
  Deferred revenue..........................................        2,358          2,182
  VAT Payable...............................................        1,454             --
  Due to affiliate..........................................       32,748         22,864
                                                                ---------       --------
    Total current liabilities...............................       47,513         51,405
                                                                ---------       --------

Long term liabilities:
  Notes payable and other payables to PCI...................      271,148        248,524
                                                                ---------       --------
    Total liabilities.......................................      318,661        299,929
                                                                ---------       --------

Commitments and contingencies (note 7)

Minority interest...........................................          232            281

Stockholders' equity:
  Capital stock par value, $0.50 par; 200,000 shares
    authorized,
    issued and outstanding..................................          100            100
  Paid-in capital...........................................      288,783        267,564
  Accumulated other comprehensive loss......................      (40,366)       (33,077)
  Accumulated deficit.......................................     (138,796)       (89,417)
                                                                ---------       --------
    Total stockholders' equity..............................      109,721        145,170
                                                                ---------       --------

    Total liabilities and stockholders' equity..............    $ 428,614       $445,380
                                                                =========       ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS)        (IN THOUSANDS)
Cable television revenue.............................  $ 17,546   $ 16,152   $ 54,291   $ 48,261

Operating expenses:
  Direct operating expenses charged by third
    parties..........................................     5,833      5,704     17,848     18,207
  Direct operating expenses charged by affiliates....     6,373      5,995     19,932     16,445
  Selling, general and administrative expenses.......     6,770      5,186     17,526     12,975
  Depreciation and amortization......................    10,855      9,806     34,544     30,288
                                                       --------   --------   --------   --------
    Total operating expenses.........................    29,831     26,691     89,850     77,915
                                                       --------   --------   --------   --------

    Operating loss...................................   (12,285)   (10,539)   (35,559)   (29,654)

Interest income......................................        60         62        220        167
Interest expense.....................................    (4,202)    (3,901)   (12,554)   (11,202)
Foreign exchange loss................................    (3,920)    (1,840)    (1,424)    (6,519)
                                                       --------   --------   --------   --------

  Loss before income taxes...........................   (20,347)   (16,218)   (49,317)   (47,208)

Minority interest in subsidiary loss.................        70         --         49         --
Income tax expense...................................       (58)       (42)      (111)       (66)

  Net loss...........................................  $(20,335)  $(16,260)  $(49,379)  $(47,274)
                                                       ========   ========   ========   ========

  Basic net loss per common share....................  $(101.68)  $ (81.30)  $(246.90)  $(236.37)
                                                       ========   ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Net loss.............................................  $(20,335)  $(16,260)  $(49,379)  $(47,274)

Other comprehensive loss:
  Cumulative translation adjustment..................   (22,178)   (12,620)    (7,289)   (33,255)
                                                       --------   --------   --------   --------

Comprehensive loss...................................  $(42,513)  $(28,880)  $(56,668)  $(80,529)
                                                       ========   ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................       $(49,379)            $(47,274)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Minority interest.....................................            (49)                  --
      Depreciation and amortization.........................         34,544               30,288
      Interest expense added to notes payable to PCI........         11,915               11,131
      Unrealized foreign exchange loss......................          1,585                4,647
      Other.................................................            292                   --
      Changes in operating assets and liabilities:
        Accounts receivable.................................          2,350               (1,748)
        Other current assets................................            722               (1,678)
        Accounts payable....................................        (13,128)              (1,059)
        Deferred revenue....................................            224                1,457
        Amounts due from affiliates.........................           (347)                  --
        Amounts due to affiliates and parent................          4,136                5,019
                                                                   --------             --------
          Net cash provided by operating activities.........         (7,135)                 783
                                                                   --------             --------

Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................         (8,851)             (17,776)
  Purchase of intangible assets.............................           (176)              (1,181)
                                                                   --------             --------
          Net cash used in investing activities.............         (9,027)             (18,957)
                                                                   --------             --------

Cash flows from financing activities:
  Proceeds from PCI.........................................         16,962               18,088
                                                                   --------             --------
          Net cash provided by financing activities.........         16,962               18,088
                                                                   --------             --------
          Net increase/(decrease) in cash...................            800                  (86)

Effect of exchange rates on cash and cash equivalents.......            (25)                (109)
Cash and cash equivalents at beginning of the period........          1,159                2,838
                                                                   --------             --------
Cash and cash equivalents at end of the period..............       $  1,934             $  2,643
                                                                   ========             ========

Supplemental cash flow information:
  Cash paid for interest....................................       $     42             $    730
                                                                   ========             ========
  Cash paid for income taxes................................       $     35             $     62
                                                                   ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2001 AND 2000

1.  BASIS OF PRESENTATION

    Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV" or the "Company") as PCBV is a guarantor of PCI's
9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments (consisting only of items of a normal recurring nature) which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of September 30, 2001. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 2000 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

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

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities on August 5, 1999. At this date, the Notes of UPC Polska and PCI were restated to reflect the market value and as a result were increased by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled
$812.5 million. At that time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

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

3.  FINANCIAL POSITION AND BASIS OF ACCOUNTING

    These consolidated financial statements have been prepared on a going concern basis which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flow in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, PCBV has incurred substantial operating losses since inception. As of September 30, 2001, PCBV had negative working capital. Additionally, PCBV is currently and is expected to continue to be highly leveraged. The ability of PCBV to meet its debt service obligations will depend on the future operating performance and financial results of PCBV as well as its ability to obtain additional third party financing to support the planned expansion, as well as obtaining additional financing from its ultimate parent, UPC. PCBV's current cash on hand will be insufficient to satisfy all of its commitments and to complete its current business plan.

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

    PCBV is dependent on its ultimate parent UPC, to provide financing to achieve PCBV's business strategy. UPC has declared that it will continue to financially support PCBV and its subsidiaries as a going concern, and accordingly enable PCBV and its subsidiaries to meet their financial obligations if and when needed, for the period at least through July 31, 2002.

    Several of the PCBV's Polish subsidiaries have statutory shareholders' equity less than the legally prescribed limits because of accumulated losses. As required by Polish law, the management of these companies will have to make decisions on how to increase the shareholders' equity to be in compliance

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

with the Polish Commercial Code. PCBV is currently considering several alternatives, including the conversion of intercompany debt into equity, in order to resolve these deficiencies.

4.  IMPACT OF NEW ACCOUNTING STANDARDS ADOPTION

ADOPTED:

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

TO BE ADOPTED:

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141") and Statement of Financial Accounting Standards
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Under SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

    SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

5.  RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three and nine months ended September 30, 2001.

6.  LOSS PER SHARE

    Basic loss per ordinary share is based on the weighted average number of ordinary shares outstanding of 200,000 for the three and nine month periods ended September 30, 2001 and 2000.

7.  COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating lease terms. Minimum future lease commitments for the aforementioned building leases relate to 2001 and 2002 only. The future minimum lease commitments related to these building leases approximates $158,000 in 2001 and $68,000 in 2002 as of September 30, 2001.

CAR LEASES

    The Company has operating car leases with various leasing companies in Poland. Minimum future lease commitments for the aforementioned car leases as of September 30, 2001 are $100,000 in 2001, $348,000 in 2002 and $7,000 in 2003.

CONDUIT LEASES

    The Company also leases space within various telephone duct systems from TPSA under cancelable operating leases. The TPSA leases expire at various times, and a substantial portion of the Company's contracts with TPSA permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to nine months notice without cause. All of the agreements provide that TPSA is the manager of the telephone duct system and will lease space within the ducts to the Company for installation of cable and equipment for the cable television systems. Some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of the cable television. If the Company uses the cables for a purpose

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company has introduced Internet services to certain of its customers, and is in the process of renegotiating certain conduit agreements with TPSA. The lease agreements provide for monthly lease payments that are adjusted quarterly or annually, except for the Gdansk lease agreement which provides for an annual adjustment after the ninth year and then remains fixed through the tenth year of the lease. Minimum future lease commitments for the aforementioned conduit leases relate to 2001 and 2002 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $429,000 in 2001, $172,000 in 2002 and $1,000 in 2003 as of September 30, 2001.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to five years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. In connection with the Canal+ transaction, management is currently in discussions with some of the programming providers to re-negotiate key terms of the contracts and the commitments may change substantially. At September 30, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $70,772,000 over the next nine years, approximating $6,752,000 in 2001, $25,791,000 in 2002, $19,625,000 in 2003, $11,694,000 in
2004 and $6,910,000 in 2005 and thereafter.

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

PROCEEDING RELATING TO HBO POLSKA

    Two of the Company's cable television subsidiaries and four other unrelated Polish cable operators and HBO Polska Sp. z o. o., have been made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o. o., a subsidiary of Canal+. The primary defendant in the proceedings is HBO

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

Polska Sp. z o. o. which is accused of broadcasting the HBO television program in Poland without a license from the Council as required by the Radio and Television Act of 1992, as amended, and thereby undertaking an activity constituting an act of unfair competition. The Company does not believe that the final disposition of the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of September 30, 2001 the Company's Polish subsidiaries have no profit available for distribution as dividends.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 2001 AND 2000

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

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. UPC Polska has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. On August 28, 2001, in exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, UPC Polska and/or its affiliates paid in the aggregate approximately $3.6 million in cash at closing and issue promissory notes for $17 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock at the payer's election.

    The Company has accounted for the $21.2 million as goodwill in the accompanying consolidated financial statements in accordance with SFAS 141. Accordingly there has been no amortization recorded associated with this goodwill.

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

OVERVIEW

    The Company operates the largest cable television system in Poland with approximately 1,851,800 homes passed and approximately 1,007,400 total subscribers as at September 30, 2001.

    The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30, 2001, approximately 63.6% of the Company's subscribers received its basic package. Currently, almost all of the Company's cable revenues are derived from monthly subscription fees.

    During 1999 and 2000, management completed several strategic actions in support of its business and operating strategy. On June 5, 1998, the Company began providing the Wizja TV programming package, with its initial 11 channels of primarily Polish-language programming, to its basic subscribers. Since that date, the basic Wizja TV package has been expanded to 37 channels. Management believes that this selection of high quality primarily Polish-language programming will provide it with a significant competitive advantage in increasing its cable subscriber penetration rate. The Company has continued to invest in upgrading its networks in order to provide additional revenue generating services to its customers and continue to improve the security of that network.

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers and has been investing in upgrading its network to provide this service. Individual and home office Internet subscribers are charged a monthly subscription fee of approximately $36 and $48, respectively.

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

    The Company generated an operating loss of $37.9 million for the nine months ended September 30, 2001, as compared to a loss of $32.4 million for the nine months ended September 30, 2000, primarily due to programming expenses related to the purchase of the Wizja TV programming package from an affiliated company and high depreciation and amortization charges related to additional goodwill pushed down as a result of UPC Polska's Merger.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, income taxes, gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported negative EBITDA of $0.1 million for the three months ended September 30, 2001 compared to positive EBITDA of $0.2 million for the three months ended September 30, 2000, and reported positive EBITDA of $2.0 million and $1.6 million for the nine months ended September 30, 2001 and 2000 respectively.

    CABLE TELEVISION REVENUE. Revenue increased $1.5 million or 8.8% from
$17.1 million for the three months ended September 30, 2000 to $18.6 million for the three months ended September 30, 2001 and increased $6.4 million or 12.5% from $51.1 million for the nine months ended September 30, 2000 to $57.5 million for the nine months ended September 30, 2001. This increase was primarily attributable to the appreciation of the Polish zloty against the US dollar.

    Revenue from monthly subscription fees represented 97.8% and 98.1% of cable television revenue for the nine months ended September 30, 2001 and 2000, respectively. During the three and nine months ended September 30, 2001, the Company generated approximately $1.1 million and $3.3 million, respectively, of additional premium subscription revenue as a result of providing the HBO Poland service pay movie channel and Wizja Sport channel to cable subscribers as compared to $1.2 million and $3.3 million, respectively, for the three and nine months ended September 30, 2000 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001).

    DIRECT OPERATING EXPENSES. Direct operating expenses increased
$0.7 million, or 6.3%, from $11.1 million for the three months ended
September 30, 2000 to $11.8 million for the three months ended September 30, 2001, and increased $5.9 million or 19.0% from $31.0 million for the nine months ended September 30, 2000 to $36.9 million for the nine months ended
September 30, 2001, principally as a result of an increase in programming costs. Direct operating expenses decreased from 64.9% of revenues for the three months ended September 30, 2000 to 63.4% of revenues for the three months ended September 30, 2001 and increased from 60.7% of revenues for the nine months ended September 30, 2000 to 64.2% of revenues for the nine months ended September 30, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.1 million or 19.0% from $5.8 million for the three months ended September 30, 2000 to $6.9 million for the three months ended September 30, 2001 and amounted to $18.6 million for the nine months ended September 30, 2000, remaining the same for the nine months ended September 30, 2001. This increase was attributable primarily to the increase in bad debt expense.

    As a percentage of revenue, selling, general and administrative expenses increased from 33.9% for the three months ended September 30, 2000 to approximately 37.1% for the three months ended September 30, 2001 and decreased from 36.4% of revenue for the nine months ended September 30, 2000 to 32.3% for the nine months ended September 30, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.2 million, or 10.5%, from $11.4 million for the three months ended September 30, 2000 to $12.6 million for the three months ended September 30, 2001 and increased $5.9 million or 17.4% from $34.0 million for the nine months ended September 30, 2000 to $39.9 million for the nine months ended
September 30, 2001, principally as a result of the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 66.7% for the three months ended September 30, 2000 to 67.7% for the three months ended September 30, 2001 and increased from 66.5% for the nine months ended September 30, 2000 to 69.4% for the nine months ended September 30, 2001.

    INTEREST EXPENSE. Interest expense amounted to $0.6 million for the three months ended September 30, 2000, remaining the same for the three months ended September 30, 2001 and decreased $0.1 million, or 5.3%, from $1.9 million for the nine months ended September 30, 2000 to $1.8 million for the nine months ended September 30, 2001. The decrease is a result of repayment of a loan from a third party by a subsidiary of PCI in the first nine months of 2001.

    INTEREST INCOME. Interest income decreased $5,000, or 7.6%, from $66,000 for the three months ended September 30, 2000 to $61,000 for the three months ended September 30, 2001 and increased $52,000, or 30.4%, from $171,000 for the nine months ended September 30, 2000 to $223,000 for the nine months ended September 30, 2001, primarily due to the increase in the level of cash used to fund the Company's operations.

    FOREIGN EXCHANGE LOSS. For the three months ended September 30, 2001, foreign exchange loss amounted to $5.1 million as compared to a foreign exchange loss of $2.8 million for the three months ended September 30, 2000 and for the nine months ended September 30, 2001, foreign exchange loss amounted to $1.9 million as compared to a foreign exchange loss of $7.9 million for the nine months ended September 30, 2000. This change is primarily due to the fluctuation of the Polish currency during the three and nine months ended September 30, 2001.

    INCOME TAX EXPENSE. The Company recorded $79,000 of income tax expense for the three months ended September 30, 2001, as compared to $44,000 for the three months ended September 30, 2000 and $162,000 of income tax expense for the nine months ended September 30, 2001, as compared to $84,000 for the nine months ended September 30, 2000.

    NET LOSS. For the three months ended September 30, 2001 and the three months ended September 30, 2000, the Company had net losses of $18.3 million and $14.6 million, respectively, and for the nine months ended September 30, 2001 and the nine months ended September 30, 2000, the Company had net losses of $41.7 million and $42.1 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $19.2 million for the three months ended September 30, 2000 to $23.4 million for the three months ended September 30, 2001 and decreased from $55.7 million for the nine months ended September 30, 2000 to $56.9 million for the nine months ended September 30, 2001 due to the accretion of redeemable preferred stock and the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from UPC Polska, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due 2003 ("PCI Notes"). The Company had negative cash flows from operating activities of $5.5 million for the nine months ended September 30, 2001 and positive cash flows from operating activities of $1.0 million for the corresponding period in the 2000. The negative cash flows for the period ending September 30, 2001 are due to settlement of trade liabilities using funds provided by its parent which are reported as financing transactions.

    Since the acquisition of all of the outstanding stock of the Company's parent, UPC Polska, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Mandatorily Redeemable Debenture Stock for $140 million to UPC Polska, and increases in paid in capital from UPC Polska.

    Cash used for the purchase and expansion of the Company's cable television networks was $9.0 million and $16.7 million for the nine months ended September 30, 2001 and 2000, respectively.

    On September 30, 2001, the Company was committed to pay at least
$73.9 million in guaranteed payments (including but not limited to payment for programming rights) over the next nine years of which at least approximately $7.9 million was committed through the end of 2001.

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

    The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes), intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $230,520,000 at September 30, 2001 and $210,530,000, $176,815,000 and $160,830,000 at
December 31, 2000, 1999 and 1998, respectively.

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

    The Company's cash on hand will be insufficient to satisfy its commitments and to complete its current business plan. UPC and UPC Polska are evaluating various alternatives to meet the Company's capital needs. Future sources of financing for the Company could include public or private equity, debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC Polska, UPC and United GlobalCom, Inc., UPC's parent. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company. The Company is also dependent on its parent, UPC Polska, and UPC Polska's parent, UPC, to provide financing to achieve the Company's business strategy. UPC and UPC Polska have declared that they will continue to financially support PCI and its subsidiaries as a going concern and accordingly enable the Company and its subsidiaries to meet their financial obligations if and when needed, for the period at least through July 31, 2002.

NEW ACCOUNTING PRINCIPLES

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141") and Statement of Financial Accounting Standards
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001. SFAS 141 requires identifiable intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Under SFAS 142 intangible assets with indefinite lives will be carried at the lower cost or market value. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

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

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

    SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

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

    International operations constitute 100% of the Company's consolidated operating loss for the nine months ended September 30, 2001. Some of the Company's operating and financing expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that 10% change in foreign exchange rates would impact reported operating loss by approximately $1.2 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $1.2 million decrease in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    The zloty fluctuated against the U.S. dollar during 2000 and the first nine months of 2001 but the actual exchange rates as of January 1, 2000, December 31, 2000 and September 30, 2001 remained substantially unchanged. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

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

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the third quarter of 2001.

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

Date: November 14, 2001