Form 10-K405
period 2001-12-31
POLAND COMMUNICATIONS INC
filed 2002-04-04
CIK 1031232

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-20307
                            ------------------------
                          POLAND COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                  NEW YORK                                      06-1070447
       (State or Other Jurisdiction of            (I.R.S. Employer of Identification No.)
       Incorporation or Organization)

             4643 ULSTER STREET
                 SUITE 1300
              DENVER, COLORADO                                     80237
  (Address of Principal Executive Offices)                      (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 770-4001 SECURITIES
                REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                                           None

          Securities registered pursuant to Section 12(g) of the Act:
                                 NOT APPLICABLE
                                (Title of Class)

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

                                      ZERO

    The number of shares outstanding of Poland Communications, Inc.'s common stock as of December 31, 2001, was:

                              COMMON STOCK 18,948

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

    The Registrant meets the conditions set forth in General Instructions
(I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          POLAND COMMUNICATIONS, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              ------------
                           PART I

ITEM 1. Business............................................        4

ITEM 2. Properties..........................................       15

ITEM 3. Legal Proceedings...................................       15

                          PART II

ITEM 5. Market for Company's Common Equity and Related
  Stockholder Matters.......................................       17

ITEM 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       20

ITEM 7A. Quantitative and Qualitative Disclosure About
  Market Risk...............................................       27

ITEM 8. Consolidated Financial Statements and Supplementary
  Data......................................................       29

ITEM 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................       90

                          PART IV

ITEM 14. Exhibits, Consolidated Financial Statement
  Schedules and Reports on Form 8-K.........................       90

                                     PART I

    Poland Communications, Inc. ("PCI"), is a New York corporation, which is wholly-owned subsidiary of UPC Polska, Inc., formerly @Entertainment, Inc., ("UPC Polska"), a Delaware corporation which is wholly-owned by United Pan-Europe Communications N.V. ("UPC"). References to the "Company" mean PCI and its subsidiaries.

    SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes", "expects", "intends", "plans", "anticipates", "likely", "will", "may", "shall" and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

    Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

    The risks, uncertainties and other factors that might cause such differences include, but are not limited to:

    - economic conditions in Poland generally, as well as in the pay television business in Poland, including decreasing levels of disposable income per household and increasing rates of unemployment;

    - changes in laws and regulations affecting the Company, especially those related to copyright and taxation;

    - changes in the television viewing preferences and habits of the Company's subscribers;

    - programming alternatives offered by the Company's competitors, especially the availability of free programming;

    - the Company's inability to comply with government regulations;

    - the continued strength of the Company's competitors;

    - future financial performance of the Company, UPC Polska and UPC, including availability, terms and deployment of capital; and

    - the overall market acceptance of Company's products and services, including acceptance of the pricing of those products and services.

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

    For your convenience, this Annual Report contains certain zloty, Euro and Deutsche-Mark amounts not derived from the consolidated financial statements which have been translated into U.S. dollars. Readers should not assume that the zloty, Euro, and Deutsche-Mark amounts actually represent such U.S. dollar amounts or could be, or could have been, converted into U.S. dollars at the rates indicated or at any other rate. Unless otherwise stated, such U.S. dollar amounts have been derived by converting from zloty to U.S. dollars at the rate of PLN 3.9863 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 31, 2001, and by converting from Euro to U.S. dollars at the rate of EUR 1.1189 = $1.00, the exchange rate quoted by Bloomberg.com on January 2, 2002, and by converting from Deutsche-Mark to U.S. dollars at the rate of DM 2.2139 = $1.00, the exchange rate quoted by the National Bank of Poland at noon on December 31, 2001. These rates may differ from the actual rates in effect during the periods covered by the financial information discussed herein. The Federal Reserve Bank of New York does not certify for customs purposes a noon buying rate for zloty.

ITEM 1. BUSINESS

    GENERAL

    The Company operates one of the largest cable television systems in Poland with approximately 1,851,900 homes passed and approximately 1,011,000 total subscribers as of December 31, 2001. The Company's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including those cities which the Company believes provide the most favorable demographics for cable television in the country. The Company's cable television networks have been constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information service. Over the last two years the Company has been upgrading its network so that it can provide two-way telecommunication services such as Internet access.

    As a result of termination of the operation of Polish laws relating to foreign ownership of Polish companies, effective January 1, 2001, the Company has effected changes in the corporate structure of its operations designed to simplify its corporate structure.

    BUSINESS STRATEGY

    The Company's principal objective under its business strategy is for its business to become cash flow positive in the 2002. It will also focus on enhancing its position as a leading provider of cable television in Poland by capitalizing on favorable opportunities that it believes exist in Poland.

    The Company's business strategy is designed to increase its average revenue per subscriber, and also, although to a lesser extent, to increase its subscriber base.

    The Company intends to achieve these goals by:

    - increasing penetration of new service products within existing upgraded homes;

    - providing additional revenue-generating services to existing customers, including Internet services;

    - developing content tailored to the interests of existing subscribers; and

    - improving the effectiveness of the Company's sales and marketing efforts.

    The Company also intends to increase the effectiveness of its operations and reduce its expenses by:

    - enhancing internal controls;

    - improving corporate decision-making processes;

    - reorganizing the Company so as to simplify its legal structure; and

    - using more local rather than expatriate employees in management, thereby reducing general and administrative costs.

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

              OVERVIEW OF THE COMPANY'S EXISTING CABLE SYSTEMS (1)

                                                                                                          AVERAGE
                                                                                                          MONTHLY
                                                                                                        SUBSCRIPTION
                                                                                                        REVENUE PER
                                                                          BASIC AND      BASIC AND       BASIC AND
                                     TOTAL       HOMES        TOTAL      INTERMEDIATE   INTERMEDIATE    INTERMEDIATE
REGION                               HOMES      PASSED     SUBSCRIBERS   SUBSCRIBERS    PENETRATION    SUBSCRIBER (2)
------                             ---------   ---------   -----------   ------------   ------------   --------------
North............................    574,000     444,366      292,102      209,745         47.20%           7.76
South............................    400,000     222,869       94,201       68,755         30.85%           9.36
Central..........................    920,000     452,119      260,852      151,997         33.62%           9.86
West.............................    624,000     255,343      122,383       99,807         39.09%           7.63
Katowice.........................  1,200,000     477,142      241,385      153,478         32.17%           8.86
                                   ---------   ---------    ---------      -------         ------           ----
  TOTAL..........................  3,718,000   1,851,839    1,010,923      683,782         36.92%           8.63
                                   =========   =========    =========      =======         ======           ====

------------------------

(1) All data at or for the year ended December 31, 2001.

(2) Represents a weighted average for the Company based on the total number of basic and intermediate subscribers at December 31, 2001 stated in U.S. dollars.

    NEW INVESTMENT OPPORTUNITIES

    The Company regularly evaluates potential acquisitions of cable networks, including network swaps with other cable operators. The Company currently has no definitive agreement with respect to any material acquisition, although it has discussions with other companies and assesses opportunities on an ongoing basis. The Company may be required to apply for the approval of the Polish Anti-Monopoly Office with respect to any acquisitions it wishes to consummate. The Company's ability to enter into definitive agreements relating to material acquisitions and their potential terms, as well as its ability to obtain the necessary anti-monopoly approvals, cannot be assured.

    SERVICES AND FEES

    The Company's revenues from its business have been and will continue to be derived primarily from:

    - monthly subscription fees for cable television services,

    - fees for Internet service, and

    - one-time installation fees.

    The Company charges cable television subscribers fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. Throughout its cable television systems, the Company currently offers three packages of cable television service:

    - basic package,

    - intermediate package (in selected areas of Poland); and

    - broadcast package.

    On December 31, 2001, approximately 642,900, or 63.6%, of the Company's subscribers received the basic package, as compared to 752,900, or 70.7%, at December 31, 2000, approximately 40,900, or 4.0%, received the intermediate package, as compared to 45,400, or 4.3%, at December 31, 2000, and approximately 327,100, or 32.4%, received the broadcast package of service, as compared to 266,000, or 25.0%, at December 31, 2000.

    BASIC PACKAGE. The Company's basic package includes approximately 34 to 60 channels. During 2001, this package generally included all Polish terrestrial broadcast channels, most major European satellite programming legally available in Poland, regional and local programming and UPC Polska's Wizja TV programming package, consisting of proprietary and third party channels. The Company's basic package offerings vary by location.

    On December 7, 2001, the Company's parent merged its digital satellite direct-to-home ("D-DTH") business with the premium pay television business of Telewizja Korporacja Partycypacyjna S.A. ("TKP"), the Polish subsidiary of Group Canal+ S.A. In connection with this merger, the Company and its parent have renegotiated or are in the process of renegotiating contracts with certain third party channel providers, in an effort to reduce costs, and strengthen the Company's programming offerings by terminating certain agreements for poorly performing channels and entering into other agreements for popular channels based on consumer demand and preferences.

    INTERMEDIATE PACKAGE. The Company's intermediate package includes approximately 20 to 22 channels. This package is offered for monthly fees equal to approximately one-half of the amount charged for the basic package. The intermediate package is designed to compete with small cable operators on the basis of price, using a limited programming offering. The Company's intermediate package offerings vary by location.

    BROADCAST PACKAGE. The Company's broadcast package includes 6 to 12 broadcast channels for monthly fees, which are substantially less than the amounts charged for the intermediate package.

    PREMIUM AND OTHER SERVICES. For an additional monthly charge, certain of the Company's cable networks have offered two premium television services--the HBO Poland service and Wizja Sport, one of UPC Polska's proprietary channels (although Wizja Sport was expanded into the basic package as of March 24, 2001). UPC Polska discontinued Wizja Sport in December 2001. In connection with the Canal+ merger, in February 2002, Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, began to be distributed across the Company's network. The Company, its parent and TKP are currently negotiating the definitive long-form channel carriage agreement for distribution of Canal+ Multiplex. The Company offers HBO Poland and Canal+ Multiplex separately for approximately $8.80 and $9.90 per month, respectively. The Company also offers these channels as a package at approximately $14.80 per month.

    Other optional services include additional outlets and stereo service, which enable a subscriber to receive from 4 to 25 radio channels in stereo. Cable television subscribers who require the use of a tuner to receive certain of the Company's cable services are charged an additional fee of approximately $1.00 per month. Installation fees vary according to the type of connection required by a cable television subscriber. The standard initial installation fee is approximately $6.00, but such fee may be subject to reductions as a result of promotional campaigns.

    PRICING STRATEGY. Historically, the Company has experienced high annual churn rates and has passed on the effects of inflation through price increases. For the years ended December 31, 2001 and 2000, the churn rate was 15.7% and 21.5%, respectively. This pricing strategy of passing on the effects of inflation through price increases commenced in January 1997 and was designed to increase revenue per subscriber and to achieve real profit margin increases in U.S. dollar terms. The current pricing strategy is aimed at maintaining the subscriber.

    The Company intends to concentrate on maintaining its current subscribers and decreasing its level of churn. This reflects a change in the Company's strategy from aggressive selling accompanied by high churn to lower subscriber growth with lower churn. By doing so, the Company believes it will have a more positive effect on EBITDA. The Company intends to achieve it through:

    - by employing programs designed to reward loyal subscribers--so-called "loyalty programs"--directed to existing subscribers,

    - by marketing offers to new subscribers with term commitments, and

    - by systematically combating piracy.

    Cable television subscribers are billed monthly in advance and, as is customary in Poland, most of the Company's customers pay their bills through their local post office, bank or customer offices. The Company has strict enforcement policies to encourage timely payment. Such policies include notices of late payment, visits from service personnel, and ultimately, disconnection for nonpaying customers 90 days after a bill becomes past due. The Company also employs promotional programs that encourage timely payment by subscribers. The Company's system architecture in most networks enables it to promptly shut off service to nonpaying customers and is designed to reduce non-authorized use of its cable systems. The Company's bad debts expense has averaged 5.86% and 4.75% of total revenue for fiscal years 2001 and 2000, respectively.

    INTERNET SERVICE. During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers. Although the Company does not currently have additional capital to invest in development of this service, it intends to expand its Internet service offering at some point in the future. Revenue of $1.6 million for fiscal year 2001 was attributable to the Company's Internet services.

    Individual and home office Internet subscribers are charged a monthly subscription fee of $38.90 and $51.40, respectively. The standard installation fee is approximately $61.50 for existing cable customers and approximately $66.50 for new customers. On December 31, 2001, approximately 8,600, or 0.9%, of the Company's subscribers received Internet service. The maximum and minimum connection speeds offered by the Company are 512 Kbit and 128 Kbit, respectively.

    TECHNOLOGY AND INFRASTRUCTURE

    The Company believes the fiber-optic cable television networks that it has constructed, which serve approximately 880,300, or 87.1%, of its subscribers, are among the most technologically advanced in Poland and are comparable to modern cable television networks in the United States. All of the Company's networks that have been constructed by the Company have bandwidths of at least 550 MHz. New portions of the networks, which have recently been constructed, are being designed to have minimum bandwidths of 860 MHz. The Company continues to upgrade any portions of its cable television networks that have bandwidths below 550 MHz (which generally are those acquired from other entities) to at least 860 MHz in an effort to reduce the number of satellite receivers and parts inventory required in the networks. The Company uses fiber-optic and coaxial cables, electronic components and connectors supplied by leading Western firms in its cable television networks.

    The Company has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with regional and local branches of the Polish national telephone company (known in the Polish telecommunications industry as "TPSA") which permit the Company to use TPSA's conduit infrastructure for an indefinite period of time or for fixed periods of up to 20 years. The Company also has agreements to undertake joint construction with another company for new conduits in certain areas. These agreements represent a major advantage to the

Company since they permit the Company to minimize the costly and time-consuming process of building new conduit infrastructure where TPSA conduit infrastructure exists. As of December 31, 2001, approximately 74.3% of the Company's cable television plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA allow for termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

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

    The Company is in compliance with all of the material conditions of the TPSA agreements. However, any termination by TPSA of such contracts could result in the Company losing its permits, termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to areas where its networks utilize the conduits that were the subject of such TPSA contracts.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. Since the fourth quarter of the 2000, the Company has been providing Internet services to its cable customers and renegotiating certain conduit agreements with TPSA. The Company believes that it is not in violation of any of its conduit agreements with TPSA.

COMPETITION

    The cable television industry in Poland has been, and is expected to remain, highly competitive. The Company competes with other cable television operators, as well as with companies employing numerous other methods of delivering television signals to subscribers, such as by terrestrial broadcast television signals, multi-channel multi-point distribution systems and D-DTH services. The extent to which the Company's services are competitive with alternative delivery systems depends, in part, upon the Company's ability to provide a greater variety of Polish-language programming at a more reasonable price than the programming and prices available through alternative delivery systems.

    Pay television services also face competition from a variety of other sources of news, information and entertainment such as newspapers, cinemas, live sporting events, interactive computer programs and home video products such as videocassette recorders. The extent of this type of competition depends upon, among other things, the price, variety and quality of programming offered by pay television services and the popularity of television itself.

    In the cable television industry, the Company believes that competition for subscribers is primarily based on price, program offerings, customer service, ability to provide additional services such as Internet and quality and reliability of cable networks.

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

    During the fourth quarter of the 2000, the Company began to provide Internet services to its customers. The Company's main competitors in this area are telephony operators like TPSA and other cable television operators. The Company's competitors or their affiliates have significant resources, both financial and technological.

PIRACY

    The Company views piracy of cable services as one of its main problems in Poland, not unlike other Central European cable and satellite operators. While there has historically been little enforcement of penalties against commercial exploitation of privacy, the issue is now receiving more attention from the Polish government. In addition, UPC Polska intends to intensify its efforts in reducing the piracy of cable services and lobbying efforts in this regard.

TRADEMARKS

    The Company, either itself, through its subsidiaries or its parent or UPC, has filed or is in the process of filing for registration of its various trademarks. The PTK logo was registered for use in connection with television and programming services in July 1997. Variations of "PTK" have been registered in Poland. Trademarks for UPC have been registered internationally.

EMPLOYEES

    At December 31, 2001, the Company had approximately 1,200 permanent full-time employees and approximately 80 part-time employees. In addition, as of December 31, 2001, the Company employed approximately 112 salesmen, some of whom may have received both commissions and a nominal salary. From time to time the Company employs additional salespersons on an as needed, commission-only basis. In a division of one of the Company's subsidiaries, a trade union, which has approximately 3 members, was formed in mid-1999. The Company believes that its relations with its employees are good.

REGULATION

GENERAL

    In connection with negotiating its membership in the EU, Poland has started to adjust its legal system to EU requirements and currently is in the process of revising its telecommunications, broadcasting and copyright regulation. On
July 21, 2000 the Polish Parliament passed the new Telecommunications Law (the "NTL") which changed the regulatory framework of telecommunications activities in Poland. The NTL replaced the Communications Act of 1990 (the "Communications Act") and became effective as of January 1, 2001.

    Until the end of the year 2000, the operation of cable television systems was regulated primarily by the Communications Act. As of January 1, 2001, the operation of those television systems has been regulated by the NTL. Operators are also subject to the provisions of the Polish Radio and Television Act of 1992 (the "Television Act").

    Currently the Polish telecommunications and media sector is regulated by:

    - The Polish Minister of Infrastructure (who as of July 24, 2001, assumed certain responsibilities of the Minister of Communications);

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

    Neither the Minister of Infrastructure nor the Chairman of the URT currently has the authority to regulate the rates charged by operators of cable television services. However, excessive rates could be challenged by the Polish Anti-Monopoly Office should they be deemed to constitute monopolistic or other anti-competitive practices. The cable television operators in Poland are also subject to the Law on Copyright and Neighboring Rights of 1994 (the "Copyright Act") which provides intellectual property rights protection to authors and producers of programming. Under the terms of the Television Act, broadcasters in Poland are regulated by, and must obtain a broadcasting license, from the Council.

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

    On July 26, 2000, the Polish Ministry of Telecommunication issued a 15-year data transmission license to a subsidiary of the Company, authorizing that company to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. This license allowed that subsidiary to provide Internet services to its customers. This license expired automatically with the entry of the NTL into force, i.e. as of January 1, 2001. The subsidiary may continue the provision of the services covered by the license. It was required, however, to notify the Chairman of the URT about the provision of the data transmission services by the end of March 2001, as described below. In certain cases listed below, the Chairman of the URT may object to the provision of the services by the subsidiary. In March 2001, the Company's subsidiary notified the Chairman of the URT of its activities concerning the provision of data transmission services and access to Internet. The Chairman had 21 days to respond to the Company's notification. Since no response was received from the Chairman of URT, it is assumed that the Company is legally entitled to provide the data transmission services and access to the Internet as described in the notification.

    As of December 31, 2001, approximately 74.3% of the Company's cable plant runs through conduits leased from TPSA. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. Since the fourth quarter of fiscal year 2000, the Company has been introducing Internet services to its cable customers and renegotiating certain conduit agreements with TPSA.

    Specifically, subsidiaries of the Company have received approximately 92 permits from PAR, covering all of the Company's basic subscribers at December 31, 2001, including subscribers for whom the Company's permits are deemed extended under Polish law pending the authority's response to the Company's permit renewal applications.

    FOREIGN OWNERSHIP RESTRICTIONS. Until January 1, 2001, the Communications Act was in effect. It provided that permits could only be issued to and held by Polish citizens, or companies in which foreign persons held no more than 49% of the share capital, ownership interests and voting rights. In addition, under the Communications Act, a majority of the management and supervisory board of any cable television operator holding permits was required to be comprised of Polish citizens resident in Poland. These restrictions did not apply to any permits issued prior to July 7, 1995.

NEW TELECOMMUNICATION LAW

    Since January 1, 2001, the operation of cable and other television systems in Poland has been regulated under the NTL, which replaced the Communications Act.

    The NTL changes the licensing regime and the competency of telecommunication authorities. The NTL introduces a new authority--the Chairman of the URT. The Chairman of the URT has assumed most of the administration tasks previously performed by the Polish Minister of Communications and PAR. The Chairman of the URT is responsible for regulating telecommunication activities, including exercising control over operators and managing frequencies. The duties of the Minister of Infrastructure are limited primarily to issuing secondary regulations. PAR along with the Polish State Telecommunications and Postal Inspection (PITiP) were liquidated as of January 1, 2001.

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

    - the operator has failed to remedy a violation of the law within the designated time limit; or

    - the launching of business activity covered by the application causes a threat to national defense, national security or public safety and order.

    Also, if the Chairman of the URT has not raised objections against the notification of telecommunication activity, he can make objections during the course of the performance of the telecommunications activity (for which the notification was required), if:

    - the operator violates the provisions of the NTL and has not remedied the irregularities within the period of time specified in a decision issued by the Chairman of the URT, or

    - the performance of business activity causes a threat to national defense, national security or public safety and order.

    The NTL permit may be revoked, if the operator breaches the provisions of the NTL, the permit or other decisions issued under the NTL in any way, does not pay the required fees, or a decision on the liquidation or declaration of bankruptcy of the operator has been made.

    Except for the operation of radio and television networks and public telephone networks, the performance of all other telecommunications activities requires only notification to the Chairman of the URT. The Chairman of the URT may disallow the performance of such activities within 21 days of the receipt of the notification if:

    - the notification violates the NTL;

    - the notification is incomplete; or

    - the information provided in the notification is false.

    Permits issued under the Communications Act are automatically transformed into NTL permits, if such permits are still required under the NTL. Thus, the permits for the installation and operation of cable television systems, granted to the Company's subsidiaries became NTL permits. This rule does not apply to the provisions of the permits issued under the Communications Act, the exercise of which would constitute a violation of the NTL. All other licences, authorizations and assignments expired by force of the law as of January 1, 2001.

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

    The NTL has eliminated most of the foreign ownership restrictions relating to telecommunications. However, the NTL does prohibit the provision of international telecommunications services using networks operated by foreign entities or companies with participation of foreign entities until December 31, 2002. Until this date, UPC TK will be subject to this restriction. UPC Telewizja Kablowa Sp. z o.o. ("UPC TK") may, however, provide international telecommunication services using the networks of other authorized Polish operators. It may also provide these services, with the exception of international telephony services, by using its own radio communication networks. Such services may, until December 31, 2002, only be provided by TPSA.

    Under the NTL all operators are required to make their networks available to users who intend to commercially gather, process, storage, use or grant access to information for others.

    Operators that perform their activities on the basis of an NTL permit are required to allow other operators operating public networks to use their buildings, lines, conduits, poles, towers and masts, in particular, allowing them to use telecommunications equipment, where these activities would be impossible without such infrastructure sharing or would involve a significant cost. Operators are required to specify the conditions of the joint use in an agreement. If the parties cannot agree to specific conditions, either party may request the Chairman of the URT to issue a decision on joint use.

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

    The rights of Polish copyright holders are generally enforced by organizations for collective copyright administration and protection such as Zwiazek Autorow i Kompozytorow Scenicznych ("ZAIKS") and Zwiazek Artystow Scen Polskich ("ZASP"), and can also be enforced by the holders themselves. Most of the Company's cable subsidiaries operate under a contract with ZASP and all of its cable subsidiaries operate under a contract with ZAIKS. A violation of the Copyright Act by a cable television operator also constitutes a violation of the NTL and of the operator's permits. See "--Television Act" for a discussion of the penalties and consequences associated with violations of the Television Act and "--New Telecommunications Law" for a discussion of the penalties and consequences associated with violations of the Communications Act or the New Telecommunications Law and of a television operator's permits.

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

    ANTI-MONOPOLY PROCEEDINGS PENDING IN THE SUPREME COURT WITH RESPECT TO THE COMPANY AND ITS SUBSIDIARIES.

    The Anti-Monopoly Office issued a decision that the Company's subsidiary had achieved a dominant position and abused that dominant position by: (1) failing to create a uniform system for customer complaints, (2) increasing rates without providing subscribers a detailed basis for the price increases, and (3) changing the programming line-up without sufficient notice to subscribers. The Anti-Monopoly Office did not impose a fine in connection with its decision. The subsidiary appealed both the finding of dominance and the finding that it acted improperly in its relations with subscribers. On appeal, the Anti-Monopoly Court agreed with the Company's position and overturned the Anti-Monopoly Office's decision. The Anti-Monopoly Office is appealing the Anti-Monopoly Court's decision to the Supreme Court, which has accepted the appeal.

    In another market, the Anti-Monopoly Office issued a decision that another subsidiary of the Company had achieved a dominant position and abused that dominant position by: (1) increasing rates without providing subscribers a detailed basis for the price increases; and (2) changing the programming line-up. The Anti-Monopoly Office imposed a fine of 50,000 zloty (the equivalent of approximately $12,500). The subsidiary appealed both the finding of dominance and the finding that it acted improperly in its relations with subscribers. The Anti-Monopoly Court agreed with the decision of the Anti-Monopoly Office. The subsidiary is appealing the Anti-Monopoly Court's decision to the Supreme Court. The appeal has not yet been accepted by the Supreme Court.

    In another market, the Anti-Monopoly Office issued a decision that another subsidiary of the Company had achieved a dominant position and abused that dominant position by: (1) changing the programming offer to force subscribers into more expensive packages; and (2) infringing the consumer rights of subscribers by failing to process customer complaints. The Anti-Monopoly Office imposed a fine of 20,000 zloty (the equivalent of approximately $5,000). The subsidiary appealed both the finding of dominance and the finding that it acted improperly in its relation with subscribers. The Anti-Monopoly Court agreed with the decision of the Anti-Monopoly Office. The subsidiary is appealing the Anti-Monopoly Court's decision to the Supreme Court. The appeal has not yet been accepted by the Supreme Court.

REGULATION OF COMPETITION

    EC competition law governs agreements which prevent, restrict or distort competition and prohibits the abuse of dominant market positions through Articles 81 and 82 of the EC Treaty.

    Article 81 (1) renders unlawful agreements and concerted practices which may affect trade between member states and which have as their object or effect the prevention, restriction or distortion of competition within the member states of the European Community/European Economic Area. Article 81 (2) voids the offending provision or the entire agreement, if the offending parts are not severable. Article 81 (3) allows for exemption from the provisions of Articles 81 (1) and 81 (2) for agreements whose beneficial effects in improving production or distribution or promoting technical or economic progress outweigh their restrictive effects, provided that consumers receive a fair share of the benefit, that competition will not be eliminated and that no unnecessary restrictions are accepted. Such an exemption may only be granted by the European Commission. Article 82 prohibits undertakings from abuse of a dominant market position in the EC or a substantial part of it, in so far as the abuse may affect trade between member states. A company may be dominant in several member states or part of a single member state. A company enjoys a dominant position whenever it possesses such market strength that it can act to an appreciable extent independently of its competitors and customers. Generally speaking, a market share of as little as 40% can raise concern that a firm may be dominant. However, dominance is not unlawful per se; only the abuse of a dominant position is prohibited by Article 82. Any action that is designed to, or could, seriously injure competitors, suppliers, distributors, or consumers is likely to raise issues under Article 82.

    The European Commission has the power to fine heavily (up to 10% of a group's annual worldwide turnover) in relation to a breach of Article 81 or in relation to abusive conduct under Article 82. Agreements or practice that breach these provisions will be void and unenforceable in national courts and third parties that suffer loss as a result of a breach of Article 81 or Article 82 can sue for damages and/or seek injunctive relief. The Company does not believe that any of its current agreements infringe Article 81(1) or Article 82 and therefore does not intend to bring them to the attention of the European Commission. If the European Commission were to find the agreements infringed Article 81(1) or
Article 82, the agreements would be void and unenforceable. The parties could also be fined and liable to damages to third parties.

POLAND'S EU MEMBERSHIP APPLICATION

    In 1994 Poland made an official application for membership of the EU. Negotiations on the terms of Poland's proposed admission to the EU commenced in March 1998. Poland has announced 2004 as a target date for accession. If Poland joins the EU, it would be required to implement and obey all of the laws and regulations emanating from the European Commission, including EC competition law in their then current versions.

ITEM 2. PROPERTIES

    On December 31, 2001, the Company owned equipment used for its cable television business, including 92 headends for cable networks, and approximately 4,924 kilometers of cable plant. The Company has approximately 144 lease agreements for offices, storage spaces and land adjacent to the buildings. The total area leased amounts to approximately 28,300 square meters. The areas leased by the Company range from 3 square meters up to 4,100 square meters. The agreements are for specified and unspecified periods of time and those for an unspecified period may be terminated with relatively short notice periods by either party, usually three months.

    The Company has entered into conduit leases with TPSA (the Polish national telephone company) and, in certain cases, with other entities. The majority of the TPSA leases require the Company to bear the costs of the maintenance of the cable. The Company may not sublease the conduit or cables or allow a third party to use the conduits or cables free of charge without TPSA's consent. The rental charge for the conduit is usually determined on each 100 meters of conduit occupied. The agreements also contain indexation clauses for rent adjustment purposes (based on the change of U.S. dollar exchange rates or on the increase of real maintenance costs). A substantial portion of the Company's contracts with TPSA for the use of such conduits permit termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause. Any termination by TPSA of such contracts could result in the Company losing its permits, the termination of agreements with cooperative authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. The Company and its subsidiaries are in compliance with all material provisions of the TPSA contracts. For a list of the reasons for which TPSA can terminate a conduit agreement, the proportion of the Company's cable subscribers serviced by conduits leases subject to immediate termination and the consequences to the Company of the loss of those conduit leases, see "Business--Technology and Infrastructure."

    The Company is renegotiating the five year lease that was entered into in 2000 for its head office in Warsaw. The Company's cable operations and main headend have been located in this space since February 2001.

    The Company believes that its existing owned properties, lease agreements and conduit agreements are adequate for purposes of the Company's cable television operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's business, financial condition or results of operations.

    Minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV, hereinafter the "Reece Group") asserted claims against the past and present directors or officers of, or members of the Board of Managers of, PCI, PCBV and the Company or one or more controlling shareholders of the Company.

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. The Company negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. On August 28, 2001, in exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, the Company and/or its affiliates paid in the aggregate approximately $3.6 million in cash at closing and issued promissory notes for $17.0 million, which promissory notes accrue interest at 7% per annum and are payable in increments over a period of 36 months in cash or UPC common stock, at the payor's election. Although as of December 31, 2001, approximately
$17.0 million in principal amount was outstanding, as of the date of this annual report filed on Form 10-K, only $10.0 million in principal amount remains outstanding. The Company intends to repay these notes in 2002.

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and
(iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

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

    LIQUIDATION. Upon liquidation, dissolution or winding up of the Company, after payment in full of, or provision for the payment of, the debts and other liabilities of the Company and the Debenture

Stock, the remaining assets available for distribution to shareholders will be distributed first to the holders of the Series A Preferred Stock, to the extent available, in an amount equal to $10,000 per share, but if the funds available therefore are insufficient, then to the holders of Series A Preferred Stock on a PRO RATA basis in accordance with the number of shares of Series A Preferred Stock held by each holder.

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

    e)  certain encumbrances;

    f)  related-party transactions;

    g) the issuance by the Company of third-party debt which causes the aggregate of all third-party debt to exceed $25 million;

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services, fees for internet service, and one-time installation fees. The Company charges cable subscribers fixed monthly fees for their choice of service packages and for other services such as premium channels and rental of remote control devices. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. On December 31, 2001, approximately 63.6% of the Company's subscribers received the basic package compared to 70.7% for the year ended December 31, 2000. For the year ended December 31, 2001, approximately 95.5% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 97.3% for the year ended December 31, 2000.

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

    During the fourth quarter of the year 2000, the Company began providing Internet services to its cable television customers. Although the Company does not currently have additional capital to invest in development of this service, it intends to expand its Internet service offering at some point in the future. Revenue of $1.6 million for fiscal year 2001 was attributable to the Company's Internet services. Individual and home office Internet subscribers are charged a monthly subscription fee of $38.90 and $51.40, respectively. The standard installation fee is approximately $61.50 for existing cable customers and approximately $66.50 for new customers.

    The Company has implemented a pricing strategy designed to increase revenue per subscriber and thus its profit margin. For an additional monthly charge, certain of the Company's cable networks have offered two premium television services--the HBO Poland Service and Wizja Sport. In connection with the Canal+ merger, in February 2002, Canal+ Multiplex began to be distributed across the Company's network. The Company, its parent and TKP are currently negotiating the definitive long-form channel carriage agreement for distribution of Canal+ Multiplex. The Company offers HBO Poland and Canal+ Multiplex for approximately $8.80 and $9.90 per month, respectively. The Company also offers these channels as a package at approximately $14.80 per month.

    The Company generated operating losses of $53.1 million for 2001, $44.6 million for 2000 and $38.9 million for 1999 primarily due to the purchase of Wizja TV programming for $24.9 million, $24.4 million and $21.0 million in 2001, 2000 and 1999, respectively and the amortization of goodwill pushed down to the Company as a result of the merger of UPC Polska into a wholly-owned subsidiary of UPC on August 6, 1999.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 4 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows, expected to be generated by such asset. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided. Initial installation fees related to cable television services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non-recurring items (e.g., compensation expense related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported EBITDA of positive $1.7 million for 2001, $1.2 million for 2000 and negative $6.9 million for 1999.

2001 COMPARED WITH 2000

    REVENUE.  Revenue from the Company's cable operations increased
$8.3 million or 12.1% from $68.8 million for the year ended December 31, 2000, to $77.1 million for the year ended December 31, 2001. This increase was primarily attributable to appreciation of the Polish zloty against the U.S. dollar, as well as an increase in monthly subscription rates for cable television service. Additionally, approximately $1.6 million, or 2.1%, of cable revenues for fiscal year 2001 were attributable to the Company's Internet service offering, which was first offered in December 2000.

    Revenue from monthly subscription fees as a percentage of total cable revenue decreased 1.8% from 97.3% for the year ended December 31, 2000 to 95.5% for the year ended December 31, 2001. During the year ended December 31, 2001, the Company generated approximately $4.6 million in revenue from premium services due primarily to provision of HBO Poland and Wizja Sport channels to cable subscribers, as compared to $4.5 million for the year ended December 31, 2000 (although the Company expanded Wizja Sport into its basic package as of March 24, 2001 and closed it as of December 31, 2001).

    DIRECT OPERATING EXPENSES.  Direct operating expenses increased
$5.5 million, or 12.2%, from $45.1 million for the year ended December 31, 2000, to $50.6 million for the year ended December 31, 2001, principally as a result of an increase in programming related expenses. Direct operating expenses amounted to 65.6% of revenues for the year ended December 31, 2000, as compared to 65.6% of revenues for the year ended December 31, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.3 million, or 10.2%, from $22.5 million for the year ended December 31, 2000 to $24.8 million for the year ended
December 31, 2001, principally as a result of increases in administrative expenses such as costs associated with billing customers and information system costs related to the Company's information technology department. Selling, general and administrative expenses decreased from 32.7% of revenues for the year ended December 31, 2000 to 32.2% for the year ended December 31, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense rose $9.0 million, or 19.7%, from $45.8 million for the year ended December 31, 2000, to $54.8 million for the year ended December 31, 2001 principally as a result of the continued build-out of the Company's cable networks. Depreciation and amortization expense as a percentage of revenues increased from 66.6% for the year ended December 31, 2000 to 71.1% for the year ended December 31, 2001.

    OPERATING LOSS. Each of these factors contributed to an operating loss of $53.1 million for the year ended December 31, 2001, compared to an operating loss of $44.6 million for the year ended December 31, 2000.

    INTEREST EXPENSE. Interest expense decreased $0.1 million, or 4.0%, from $2.5 million in 2000 to $2.4 million in 2001 as a result of a partial repayment of Deutsche Mark credit.

    INTEREST AND INVESTMENT INCOME. Interest and investment income decreased $0.1 million, or 33.3%, from $0.3 million in 2000 to $0.2 million in 2001, primarily due to decrease in interest income earned from cash held at banks.

    FOREIGN EXCHANGE GAIN. Foreign exchange differences increased $3.1 million from positive $0.4 million in 2000 to positive $3.5 million in 2001, primarily due to favorable exchange rate fluctuations.

    NET LOSS. For 2000 and 2001, the Company had net losses of $46.5 million and $52.0 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased from $64.9 million in 2000 to $72.3 million in 2001 due to the current year accretion of redeemable preferred stock and accrued dividend on Mandatorily Redeemable Debenture Stock, as well as the factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions and loans from UPC Polska, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due to 2003 ("PCI Notes"). The Company had negative cash flow from operating activities of $15.5 million for 1999 due to the Company's net loss. The Company had positive cash flows from operating activities of $12.9 million for 2000 and $6.9 million for 2001.

    Since the acquisition of all of the outstanding stock of the Company's parent, UPC Polska, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Mandatorily Redeemable Debenture Stock for $140 million to UPC Polska.

    Cash used for the purchase and expansion of the Company's cable television networks was $23.4 million, $30.4 million and $22.1 million in 2001, 2000 and 1999, respectively.

    On December 31, 2001, the Company was committed to pay at least
$133.7 million in guaranteed payments (including but not limited to payments of guaranteed minimum amounts due under programming agreements over the next eight years) of which at least approximately $23.7 million was committed through the end of 2002.

    The following table presents the Company's minimum future commitments under its programming and lease contracts.

                                                                                               2007 AND
                                         2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                       --------   --------   --------   --------   --------   ----------   --------
                                                                      (IN THOUSANDS)
Building.............................  $   339    $    --    $    --    $    --     $   --      $    --    $    339
Conduit..............................    1,019          4         --         --         --           --       1,023
Programming..........................   22,211     19,804     16,812     13,406      6,124       53,860     132,217
Other................................       56         --         --         --         --           --          56
Headend..............................       28         --         --         --         --           --          28
                                       -------    -------    -------    -------     ------      -------    --------
TOTAL................................  $23,653    $19,808    $16,812    $13,406     $6,124      $53,860    $133,663
                                       =======    =======    =======    =======     ======      =======    ========

    On October 31, 1996, $130 million aggregate principal amount of the PCI Notes were sold by the Company to the initial purchaser pursuant to a purchase agreement. The initial purchaser subsequently completed a private placement of the PCI Notes. The PCI Notes were issued pursuant to an indenture.

    Pursuant to the indenture governing the PCI Notes (the "PCI Indenture"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitations on additional indebtedness; (ii) limitations on restricted payments;
(iii) limitations on issuances and sales of capital stock of restricted subsidiaries; (iv) limitations on transactions with affiliates; (v) limitations on liens; (vi) limitations on guarantees of indebtedness by subsidiaries;
(vii) purchase of PCI Notes upon a change of control; (viii) limitations on sale of assets; (ix) limitations on dividends and other payment restrictions affecting subsidiaries; (x) limitations on investments in unrestricted subsidiaries; (xi) limitations on lines of business; (xii) consolidations, mergers and sale of assets; and (xiii) provision of financial statements and reports. The Company is in compliance with these covenants. However, as discussed further in Note 10, there is a risk that the Company could experience an Event of Default during 2002. As this risk has been assessed by the Company and the Company has determined it is not "virtually certain", the Company continues to reflect these Notes as long-term.

    The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $249,765,000 and $210,530,000 at December 31, 2001 and 2000, respectively.

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

    To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, PCI sold to UPC Polska 14,000 shares of its Mandatorily Redeemable Debenture Stock for a total of $140 million on an as-issued basis. The Debenture Stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% per annum from November 3, 1999 to the date of redemption, compounded annually. UPC funded UPC Polska's purchase of the Mandatorily Redeemable Debenture Stock. To secure its obligations under the Mandatorily Redeemable Debenture Stock, the Company has pledged to UPC Polska intercompany notes issued by PCBV in an aggregated principal amount of $176,815,000 as of December 31, 2001. The PCI Noteholders are equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

    The Company's cash on hand will be insufficient to complete its current business plan. As of December 31, 2001, the Company had negative working capital. In addition to its contractual commitments described in the table above, the Company has repayment obligations in November 2003 related to the PCI Notes of approximately $14.5 million in principal amount, plus interest, redemption obligations in December 2003 of approximately $140 million, plus interest, related to the Mandatorily Redeemable Debenture Stock, and repayment obligations beginning in 2003 of approximately $9.7 million, including interest, related to its currently outstanding indebtedness owed to UPC Polska. The Company has trade payables of $60.3 million currently due to UPC Polska and its affiliates. The Company and UPC Polska are evaluating various alternatives to meet the Company's capital needs. The Company has in the past relied on UPC Polska to help meet its obligations. UPC Polska has in the past relied on its parent, UPC, and UPC's affiliates to meet its obligations. UPC is negotiating a restructuring of its indebtedness and so UPC Polska, and indirectly, the Company, may not be able to rely on UPC for financial support. If the Company is unable to rely on UPC Polska (and, indirectly, UPC itself) for financial support, the Company will have to meet its obligations with cash on hand and with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC Polska, UPC, and UnitedGlobalCom, Inc., UPC's parent. The Company's cash on hand will be insufficient to satisfy all of its obligations and the Company cannot be certain that it will be able to obtain the necessary financing at all, or on terms that will be favorable to the Company. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

NEW ACCOUNTING PRINCIPLES

ADOPTED

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position, as it does not have any derivative instruments.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which is required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of the minority interest in PCBV in August 28, 2001.

TO BE ADOPTED

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective
January 1, 2002, we are required to apply all other provisions of SFAS 142. We are currently evaluating the potential impact, if any, the adoption of SFAS 142 will have on our financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material impact on our financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operation. We expect that we will have our SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002. See Notes 7 and 8 to the financial statements for further discussion of the Company's long-lived assets which total $508.9 million, including intangible assets of $370.1 million, which could be impacted as a result of the adoption of SFAS 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's long term debt is primarily subject to a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates. The Company's major programming commitments are denominated in US dollars or Euros. The Company revenues from subscribers are in Polish zloty.

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

    International operations constitute 100% of the Company's 2001 consolidated operating loss. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss for the year ended December 31, 2001 by approximately $2.4 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $2.4 million decrease in the reported operating loss for the year ended December 31, 2001. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty. The Polish government has adopted policies that slowed the annual rate of inflation from approximately 250% in 1990 to approximately 7.3% in 1999, 10.1% in 2000 and approximately 5.5% in 2001. The exchange rate for the zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. The zloty depreciated against the U.S. dollar by approximately 17.4% for the year ended December 31, 1999. However for the year ended December 31, 2000 and 2001, the zloty has appreciated against the U.S. dollar by approximately 0.12% and 3.80%, respectively. Inflation and currency exchange fluctuations may have a material adverse effect on the business, financial condition and results of operations of the Company.

                                                AMOUNT
                                              OUTSTANDING
                                                 AS OF
                                             DECEMBER 31,                              EXPECTED REPAYMENT
                                                 2001                                  AS OF DECEMBER 31,
                                          -------------------   -----------------------------------------------------------------
                                            BOOK       FAIR                                                             2007 AND
                                           VALUE      VALUE       2002       2003       2004       2005       2006     THEREAFTER
                                          --------   --------   --------   --------   --------   --------   --------   ----------
                                                                              (IN THOUSANDS)
PCI Notes, net of discount..............  $14,509    $14,509      $ --     $14,509      $ --       $ --       $ --        $ --
Bank Rozwoju Exportu S.A. Deutsche --
  Mark facility.........................      407        407       407          --        --         --         --          --
                                          -------    -------      ----     -------      ----       ----       ----        ----
Total...................................  $14,916    $14,916      $407     $14,509      $ --       $ --       $ --        $ --
                                          =======    =======      ====     =======      ====       ====       ====        ====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder of Poland Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of Poland Communications, Inc. (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, changes in stockholder's equity and cash flows for the years ended December 31, 2001 and 2000, and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through
December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poland Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen Sp. z o.o.

Warsaw, Poland
March 31, 2002

                          POLAND COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               SUCCESSOR      SUCCESSOR
                                                                (NOTE 2)       (NOTE 2)
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $   3,210      $   1,442
  Trade accounts receivable, net of allowances for doubtful
    accounts of $2,765 in 2001 and $4,937 in 2000
    (note 5)................................................        6,478          8,968
  VAT recoverable...........................................           --            241
  Prepayments...............................................          733            510
  Due from affiliates.......................................           48             --
  Other current assets......................................          176            192
                                                                ---------      ---------
    Total current assets....................................       10,645         11,353
                                                                ---------      ---------
  Property, plant and equipment (note 7):
    Cable system assets.....................................      166,955        151,417
    Construction in progress................................          783          6,179
    Vehicles................................................        1,612            707
    Office, furniture and equipment.........................       11,431         10,380
    Other...................................................       12,146          1,729
                                                                ---------      ---------
                                                                  192,927        170,412
      Less accumulated depreciation.........................      (54,059)       (28,147)
                                                                ---------      ---------
      Net property, plant and equipment.....................      138,868        142,265
  Inventories for construction..............................        4,028          5,686
  Intangible assets, net (note 8)...........................      370,062        359,568
                                                                ---------      ---------
      Total assets..........................................    $ 523,603      $ 518,872
                                                                =========      =========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $  19,391      $  28,343
  Accrued interest..........................................          240            236
  Deferred revenue..........................................        2,646          2,182
  Current portion of notes payable (note 10)................          407             --
  Due to UPC Polska and affiliates..........................       60,343         38,316
                                                                ---------      ---------
    Total current liabilities...............................       83,027         69,077
Long term liabilities:
  Notes payable and accrued interest to UPC Polska..........        9,706          8,739
  Other payables to UPC Polska..............................           --         14,530
  Notes payable (note 10)...................................       14,509         15,344
                                                                ---------      ---------
    Total liabilities.......................................      107,242        107,690
                                                                ---------      ---------
Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)
  (note 12).................................................       43,521         38,858
Mandatorily Redeemable Debenture stock 30,000 authorized;
  14,000 shares issued and outstanding (including accrued
  dividend) (note 13).......................................      172,223        156,566
Commitments and contingencies (note 3,16,17)
Stockholder's equity:
  Common stock, $.01 par value, 27,000 shares authorized;
    18,948 shares issued and outstanding....................            1              1
  Paid-in capital...........................................      353,464        332,579
  Accumulated other comprehensive loss......................      (21,232)       (37,182)
  Accumulated deficit.......................................     (131,616)       (79,640)
                                                                ---------      ---------
    Total stockholder's equity..............................      200,617        215,758
                                                                ---------      ---------
    Total liabilities and stockholder's equity..............    $ 523,603      $ 518,872
                                                                =========      =========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     SUCCESSOR (NOTE 2)                PREDECESSOR (NOTE 2)
                                         -------------------------------------------   --------------------
                                                                        PERIOD FROM        PERIOD FROM
                                                                         AUGUST 6,          JANUARY 1,
                                          YEAR ENDED     YEAR ENDED    1999 THROUGH        1999 THROUGH
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,         AUGUST 5,
                                             2001           2000           1999                1999
                                         ------------   ------------   -------------   --------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................   $   77,123     $   68,781     $   27,027          $   35,434
Operating expenses:
  Direct operating expenses charged by
    third parties......................       25,687         18,150         11,615              10,636
  Direct operating expenses charged by
    affiliates.........................       24,906         26,933          9,931              13,634
  Selling, general and administrative
    expenses...........................       24,817         22,495         14,246               9,281
  Depreciation and amortization........       54,789         45,784         18,158              13,819
                                          ----------     ----------     ----------          ----------
Total operating expenses...............      130,199        113,362         53,950              47,370

  Operating loss.......................      (53,076)       (44,581)       (26,923)            (11,936)

Interest and investment (loss)/income,
  net..................................          240            257            (11)                167
Interest expense.......................       (2,398)        (2,458)        (4,253)             (8,578)
Foreign exchange gain/(loss), net......        3,512            374         (3,909)               (295)
Other income, net......................           --             --          1,977                  --
                                          ----------     ----------     ----------          ----------
  Loss before income taxes.............      (51,722)       (46,408)       (33,119)            (20,642)
Income tax expense (note 9)............         (254)          (102)           (11)                (30)
                                          ----------     ----------     ----------          ----------
  Net loss.............................      (51,976)       (46,510)       (33,130)            (20,672)
  Accretion of redeemable preferred
    stock (note 12)....................       (4,663)        (4,163)        (1,911)             (1,807)
  Accrued dividend on Mandatorily
    Redeemable Debenture stock.........      (15,657)       (14,233)        (2,333)                 --
                                          ----------     ----------     ----------          ----------
Net loss applicable to holders of
  common stock.........................   $  (72,296)    $  (64,906)    $  (37,374)         $  (22,479)
                                          ==========     ==========     ==========          ==========

Basic net loss per common share
  (note 11)............................   $(3,815.50)    $(3,425.48)    $(1,972.45)         $(1,186.35)
                                          ==========     ==========     ==========          ==========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                                     SUCCESSOR (NOTE 2)               PREDECESSOR (NOTE 2)
                                         ------------------------------------------   --------------------
                                                                       PERIOD FROM        PERIOD FROM
                                                                        AUGUST 6,          JANUARY 1,
                                          YEAR ENDED     YEAR ENDED    1999 THROUGH       1999 THROUGH
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,        AUGUST 5,
                                             2001           2000           1999               1999
                                         ------------   ------------   ------------   --------------------
                                                                  (IN THOUSANDS)
Net loss...............................    $(51,976)      $(46,510)      $(33,130)          $(20,672)
Other comprehensive income/(loss):
  Translation adjustment...............      15,950         (1,806)       (35,376)           (15,947)
                                           --------       --------       --------           --------
Comprehensive loss.....................    $(36,026)      $(48,316)      $(68,506)          $(36,619)
                                           ========       ========       ========           ========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                            COMMON STOCK
                                         -------------------   PAID IN    COMPREHENSIVE   ACCUMULATED
                                          SHARES     AMOUNT     AMOUNT       INCOME         DEFICIT      TOTAL
                                         --------   --------   --------   -------------   -----------   --------
Balance at January 1, 1999 (Predecessor
  note 2)..............................   18,948      $ 1      $ 78,380      $    586      $ (92,528)   $(13,561)
  Net loss for seven months of 1999....       --       --            --            --        (20,672)    (20,672)
  Cumulative Translation Adjustment....       --       --            --       (15,947)            --     (15,947)
  Capital Contribution.................       --       --         6,000            --             --       6,000
  Accretion of redeemable preferred
    stock (note 12)....................       --       --        (1,807)           --             --      (1,807)
                                          ------      ---      --------      --------      ---------    --------
Balance at August 5, 1999 (Predecessor
  note 2)..............................   18,948        1        82,573       (15,361)      (113,200)    (45,987)
  Purchase accounting..................                         248,986        15,361        113,200     377,547
                                          ------      ---      --------      --------      ---------    --------
Balance at August 6, 1999 (Successor
  note 2)..............................   18,948        1       331,559            --             --     331,560
  Net loss for five months of 1999.....       --       --            --            --        (33,130)    (33,130)
  Cumulative Translation Adjustment....       --       --            --       (35,376)            --     (35,376)
  Capital Contribution.................       --       --        15,000            --             --      15,000
  Accretion of redeemable preferred
    stock (note 12)....................       --       --        (1,911)           --             --      (1,911)
  Accrued dividend on Mandatorily
    Redeemable Debenture Stock.........       --       --        (2,333)           --             --      (2,333)
                                          ------      ---      --------      --------      ---------    --------
Balance at December 31, 1999 (Successor
  note 2)..............................   18,948        1       342,315       (35,376)       (33,130)    273,810
  Net loss.............................       --       --            --            --        (46,510)    (46,510)
  Cumulative Translation Adjustment....       --       --            --        (1,806)            --      (1,806)
  Capital Contribution.................       --       --         3,860            --             --       3,860
  Purchase accounting..................       --       --         4,800            --             --       4,800
  Accretion redeemable preferred stock
    (note 12)..........................       --       --        (4,163)           --             --      (4,163)
  Accrued dividend on Mandatorily
    Redeemable Debenture Stock.........       --       --       (14,233)           --             --     (14,233)
                                          ------      ---      --------      --------      ---------    --------
Balance at December 31, 2000 (Successor
  note 2)..............................   18,948        1       332,579       (37,182)       (79,640)    215,758
  Net loss.............................       --       --            --            --        (51,976)    (51,976)
  Cumulative Translation Adjustment....       --       --            --        15,950             --      15,950
  Capital Contribution.................       --       --        41,205            --             --      41,205
  Accretion of redeemable preferred
    stock (note 12)....................       --       --        (4,663)           --             --      (4,663)
  Accrued dividend on Mandatorily
    Redeemable Debenture Stock.........       --       --       (15,657)           --             --     (15,657)
                                          ------      ---      --------      --------      ---------    --------
Balance at December 31, 2001 (Successor
  note 2)..............................   18,948      $ 1      $353,464      $(21,232)     $(131,616)   $200,617
                                          ======      ===      ========      ========      =========    ========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SUCCESSOR (NOTE 2)                PREDECESSOR (NOTE 2)
                                                       -------------------------------------------   --------------------
                                                                                      PERIOD FROM        PERIOD FROM
                                                                                       AUGUST 6,          JANUARY 1,
                                                        YEAR ENDED     YEAR ENDED    1999 THROUGH        1999 THROUGH
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,         AUGUST 5,
                                                           2001           2000           1999                1999
                                                       ------------   ------------   -------------   --------------------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net loss...........................................    $(51,976)      $(46,510)      $(33,130)           $(20,672)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization....................      54,789         45,784         18,158              13,819
      Amortization of notes payable discount and
        issue cost...................................          --             --            895                  --
      Unrealized foreign exchange (gains)/losses.....      (3,608)          (956)         3,742                  --
      Other..........................................          --            (57)        (2,200)                 --
    Changes in operating assets and liabilities:
      Accounts receivable............................       2,843         (2,607)          (986)             (2,400)
      Other current assets...........................       1,703          1,129         (3,048)              2,138
      Accounts payable...............................      (3,925)         1,929          6,641              (5,566)
      Accrued interest...............................           4            914             --                 767
      Amounts due to parent..........................         922         11,802        (13,998)             21,913
      Amounts due to affiliates......................       5,454             --             --                  --
      Deferred revenue...............................         378          1,422         (1,140)                879
      Other..........................................         313             --         (1,305)                 --
                                                         --------       --------       --------            --------
        Net cash provided/(used) in operating
          activities.................................       6,897         12,850        (26,371)             10,878
                                                         --------       --------       --------            --------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment........................................     (23,433)       (30,451)        (9,084)            (13,025)
  Notes receivable from affiliate....................          --             --             --                 449
  Purchase of intangibles............................      (1,294)        (2,074)          (308)             (1,036)
  Purchase of subsidiaries, net of cash received.....          --             --           (954)             (6,860)
                                                         --------       --------       --------            --------
        Net cash used in investing activities........     (24,727)       (32,525)       (10,346)            (20,472)
                                                         --------       --------       --------            --------
Cash flows from financing activities:
  Proceeds from notes payable........................          --             --             50               7,713
  Repayment of notes payable.........................        (352)        (1,048)      (122,959)               (445)
  Proceeds from issuance of Mandatorily Redeemable
    Debenture stock..................................          --             --        140,000                  --
  Proceeds from Parent...............................      19,742         14,933             --                  --
  Capital contribution...............................          --          3,860         16,907               6,000
                                                         --------       --------       --------            --------
  Net cash provided by financing activities..........      19,390         17,745         33,998              13,268
                                                         --------       --------       --------            --------
  Net increase/(decrease) in cash and cash
    equivalents......................................       1,560         (1,930)        (2,719)              3,674
Effect of exchange rates on cash and cash
  equivalents........................................         208             (2)          (155)                 --
Cash and cash equivalents at beginning of period.....       1,442          3,374          6,248               2,574
                                                         --------       --------       --------            --------
Cash and cash equivalents at end of period...........    $  3,210       $  1,442       $  3,374            $  6,248
                                                         ========       ========       ========            ========

          See accompanying notes to consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

1.  REPORTING ENTITY

    Poland Communications, Inc. ("PCI"), is a New York corporation and was founded in 1990 by David T. Chase, a Polish-born investor. PCI is a wholly-owned subsidiary of UPC Polska, Inc., formerly @Entertainment, Inc. ("UPC Polska"), a Delaware corporation which is wholly-owned subsidiary of United Pan-Europe Communications N.V. ("UPC"). PCI owns 92.3% of the capital stock of Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation and first-tier subsidiary of PCI. During 2001, the remaining 7.7% of PCBV stock was purchased by Wizja TV BV, a wholly-owned subsidiary of UPC Polska. PCI and PCBV are holding companies that hold controlling interests in a number of Polish cable television companies, collectively referred to as the "UPC TK Companies". All significant assets and operating activities of PCI and subsidiaries (the "Company") are located in Poland.

    The period from January 1, 1999 through August 5, 1999 and the period from August 6, 1999 through December 31, 1999 are referred to herein as the "seven months of 1999" and "five months of 1999", respectively.

    The Company offers pay television and internet services to business and residential customers in Poland. Its revenues are derived primarily from monthly basic and premium service fees for cable television services.

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

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date the Notes of UPC Polska and the Company were restated to reflect the market value and as a result were increased by $61.9 million, deferred financing costs of

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

$16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transaction. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration settlement between UPC Polska and Telewizyjna Korporacja Partycypacyjna ("TKP"). As a result of the Acquisition, UPC Polska pushed down goodwill to its subsidiaries based on the investment model used for acquisition. The Company was allocated approximately $417.1 million of goodwill.

3.  GOING CONCERN AND LIQUIDITY RISKS

    These consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flows in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception.

    The Company relies solely on UPC Polska for its sources of liquidity and financing. During 2001, UPC Polska reviewed its long term plan for its operations and identified businesses which require additional financing to become profitable. UPC Polska also assessed its ability to obtain additional financing on terms acceptable to it. These reviews proved that today, UPC Polska could not provide further financing to its D-DTH and programming businesses. As a result, UPC Polska changed its business strategy and disposed of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to focus on achievement of positive cash flow. As a result, UPC Polska and the Company expect to have positive EBITDA and positive cash flows in 2002.

    As of December 31, 2001, the Company has negative working capital of $72.4 million and has experienced operating losses of $53.1 million and $44.6 million during the years ended December 31, 2001 and 2000, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to the PCI Notes. During 2002, the Company will be required to repay the Bank Rozwoju facility of $0.4 million. In 2003, the Company will also be required to repay approximately $14.5 million in principal amount under the PCI Notes. It also has $60.3 million in trade payables due to UPC Polska and affiliates which is classified as current as of December 31, 2001.

    As of December 31, 2001, UPC Polska has a negative working capital of $382.3 million, stockholder's deficit of $244.1 million and has experienced operating losses of $185.2 million and $179.0 million during the years ended December 31, 2001 and 2000, respectively. Additionally, UPC Polska has significant funding obligations during 2002 and 2003, in which it does not have the current cash available or available borrowing capacity to fund.

    The Company, since its August 6, 1999 Merger, has relied completely on funding from its shareholder UPC Polska. The Company received funding in the forms of capital contributions, funding from Parent and Mandatorily Redeemable Debenture Stock from UPC Polska of $19.7 million, $18.8

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

million and $156.9 million for the years ended December 31, 2001 and 2000 and the 5 months of 1999, respectively. During this same period of time, UPC Polska has relied completely on funding from its shareholder UPC. As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and its failure to make the interest payment upon the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to foreclose on the collateral securing these notes. As of the date of the filing of this Annual Report on Form 10-K, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a Memorandum of Understanding which is a non-binding agreement to enter into negotiations with UnitedGlobalCom, Inc., UPC's parent, to attempt to reach agreement on a means to restructure UPC's indebtedness. Although the Company had anticipated being able to rely on UPC Polska, which is relying on UPC, to meet these and other payment obligations, given UPC's and UPC Polska's liquidity concerns, the Company is not certain that it will receive the necessary financing from UPC Polska to continue normal operations. If the Company is unable to rely on UPC Polska for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC Polska, UPC and UnitedGlobalCom, Inc.

    As of December 31, 2001, a significant amount of UPC Polska's unrestricted cash has limitations imposed on it by its indentures and notes payable to UPC. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required by UPC Polska, UPC Polska has limited sources of funding available to it outside of its operating cash flows. Additionally, as a result of material adverse change provisions contained in the debt agreements between UPC and UPC Polska, the notes payable to UPC of $444.5 million have been classified as current in the UPC Polska financial statements. In the event UPC accelerated payment under its notes, UPC Polska would have limited funds or available borrowings to repay these notes. Additionally, the UPC Polska debt agreements have various Events of Default, including the acceleration of the payment of other debt of UPC Polska in excess of $15 million. In the event UPC Polska's debt were to be accelerated or it were to have an other Event of Default which were not cured in a timely manner pursuant to the respective agreements, UPC Polska's Notes of $403.7 million would become due. UPC Polska has evaluated the likelihood of it experiencing an Event of Default as of the date of filing this Annual Report on Form 10-K and has determined, based on its assessment, that it is not "virtually certain" that an Event of Default will occur. As a result, in December 31, 2001 UPC Polska financial statements, the amounts related to the UPC Polska Notes have been reflected as long-term. UPC Polska's available cash on hand will be insufficient to satisfy all of its obligations, and UPC Polska cannot be certain that it will be able to obtain the necessary financing at all, or on terms that will be favorable to UPC Polska.

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including Internet services; developing content tailored to the interests of existing subscribers; and improving the effectiveness of the Company's sales and marketing efforts.

    The Company also intends to increase the effectiveness of its operations and reduce its expenses by enhancing internal controls; improving corporate decision-making processes; reorganizing the Company so as to simplify its legal structure; and using local rather than expatriate employees in management, thereby reducing general and administrative costs.

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

    The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

financial statements and the amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long lived assets, equity investment and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and Internet services to customers are recognized in the period in which the related services are provided in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS and SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES.

CABLE TELEVISION REVENUE:

    Cable television revenues are recognized in accordance with SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable television system, is recognized to the extent of direct selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the systems.

INTERNET SERVICE REVENUES:

    During the fourth quarter of 2000, the Company began providing Internet services to its cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

TAXATION

    Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    U.S. TAXATION PCI is subject to U.S. Federal taxation on its worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

    FOREIGN TAXATION Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

    Income tax for other foreign companies is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities.

    Effective January 1998, the Company adopted EITF 92-8, "Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary." the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During years ended December 31, 2001 and December 31, 2000, and for the five months of 1999 and seven months of 1999, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets.........................................  10 years
Set-top boxes...............................................  5 years
Vehicles....................................................  5 years
Other property, plant and equipment.........................  5-10 years

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable systems. Cost of inventory includes purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

    Prior to the Merger, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited,

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the Merger Date, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements, that related to transactions completed prior to the Merger. The goodwill, that was pushed down to the Company is amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized generally over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which is required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of the minority interest in PCBV in August 28, 2001.

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized as interest expense over the life of the loan using the effective interest method. Such costs were included at the Merger as part of the purchase accounting adjustment in 1999.

INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE
  EQUITY METHOD

    For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets or the excess of its proportionate interest in each affiliate's net tangible assets in excess of its cost.

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

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

Company has elected to apply APB Opinion No. 25 and related interpretations for stock options and other stock-based awards.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

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

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency bases for nonmonetary items of its Polish subsidiaries in accordance with guidelines established within EITF Issue 92-4, "ACCOUNTING FOR A CHANGE IN FUNCTIONAL CURRENCY WHEN AN ECONOMY CEASES TO BE CONSIDERED HIGHLY INFLATIONARY." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences.

    Prior to January 1, 1998 the financial statements of foreign subsidiaries were translated into U.S. dollars using (i) exchange rates in effect at period end for monetary assets and liabilities, (ii) exchange rates in effect at transaction dates (historical rates) for non-monetary assets and liabilities, and (iii) average exchange rates during the period for revenues and expenses, other than those revenues and expenses that relate to non-monetary assets and liabilities (primarily amortization of fixed assets and intangibles) which are translated using the historical exchange rates applicable to those non-monetary assets and liabilities. Adjustments resulting from translation of financial statements prior to the year 1998 were reflected as foreign exchange gains or losses in the consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, redeemable preferred stock, mandatorily redeemable debenture stock and accrued expenses and notes payable.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

    At December 31, 2001 and 2000, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At December 31, 2001 and 2000, the carrying value of the redeemable preferred stock has been determined based upon the amount of future cash flows discounted using the Company's estimated borrowing rate for similar instruments. It was not practicable to estimate the fair value of the redeemable preferred stock due to the fact that the instruments are wholly owned by the Company's parent.

    At December 31, 2001 and 2000, the fair value of the Company's notes payable balance approximated $14,916,000 and $13,737,000, respectively based on the last trading price of the notes in 2001 and 2000. It was not practical to estimate the fair value due to affiliate and notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments. At the date of the Merger, the PCI Notes were restated to their fair market value at this date. The resulting $1.6 million increase was recorded in the pushed-down purchased accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As identified in Note 3, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. In connection with its adoption of the New Accounting Principle, SFAS 144 discussed under "New Accounting Principles", the Company is aware that the adoption could result in material adjustments to its long-lived assets and its Statement of Operations during 2002.

BUSINESS SEGMENT INFORMATION

    The Company operates in one business segment, providing cable television and Internet services.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. For the years ended December 31, 2001 and 2000 and for the five months and seven months of 1999, the Company incurred advertising costs of approximately $1,507,000, $2,016,000, $584,000 and $267,000, respectively.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

SUPPLEMENTED DISCLOSURE OF CASH FLOW INFORMATION

                                                           SUCCESSOR                          PREDECESSOR
                                       --------------------------------------------------   ---------------
                                                                          PERIOD FROM         PERIOD FROM
                                        YEAR ENDED      YEAR ENDED         AUGUST 6,          JANUARY 1,
                                       DECEMBER 31,    DECEMBER 31,       1999 THROUGH       1999 THROUGH
                                           2001            2000        DECEMBER 31, 1999    AUGUST 5, 1999
                                       -------------   -------------   ------------------   ---------------
                                                                  (IN THOUSANDS)
Supplemental cash flow information:
  Cash paid for interest.............     $1,483          $1,577             $6,270             $7,304
  Cash paid for income taxes.........        120             102                 37                 47
Non cash items:
  Increase in paid in capital for
    purchase of PCBV minority
    shares...........................     23,425              --                 --                 --
  Conversion of other long term
    payables to UPC Polska to paid in
    capital..........................     17,780              --                 --                 --

RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the presentation contained in the 2001 periods.

NEW ACCOUNTING PRINCIPLES

ADOPTED

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position, as it does not have any derivative instruments.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which is required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of the minority interest in PCBV in August 28, 2001.

TO BE ADOPTED

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to apply all other

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

provisions of SFAS 142. We are currently evaluating the potential impact, if any, the adoption of SFAS 142 will have on our financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material impact on our financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operation. We expect that we will have our SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002. See notes 7 and 8 for further discussion of the Company's long-lived assets which total $508.9 million, including intangible assets of $370.6 million, which could be impacted as a result of the adoption of SFAS 144.

5.  VALUATION AND QUALIFYING ACCOUNTS

                                                              BALANCE AT THE   ADDITIONS      AMOUNTS     BALANCE AT
                                                               BEGINNING OF    CHARGED TO     WRITTEN      THE END
                                                                  PERIOD        EXPENSE         OFF       OF PERIOD
                                                              --------------   ----------   -----------   ----------
                                                                                  (IN THOUSANDS)
SEVEN MONTHS OF 1999  Allowance for Doubtful Accounts.......      $1,095         $  740       $  223        $1,612
FIVE MONTHS OF 1999   Allowance for Doubtful Accounts.......      $1,612         $1,660       $  853        $2,419
      2000            Allowance for Doubtful Accounts.......      $2,419         $3,269       $  751        $4,937
      2001            Allowance for Doubtful Accounts.......      $4,937         $3,698       $5,870        $2,765

6.  ACQUISITIONS

    On August 28, 2001 and on June 2, 2000, a subsidiary of the Company, acquired 6.3% and 1.4% of the outstanding capital stock of PCBV from minority shareholders of PCBV. The Company paid $21.2 million and $2.2 million, respectively, and has considered these amounts as additional goodwill. UPC Polska and its affiliate issued debt of $17.0 million in partial payment for the August 28, 2001 acquisition. These amounts have been reflected as additional capital contribution in the accompanying financial statements.

    During 1999 and 1998, the Company made several acquisitions details of which follow. In each case, the acquisition was accounted for using the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their proportionate share of fair values on the date of acquisition and any excess to goodwill. The results of operations of each of the business acquired are included in the Company's consolidated financial statements since the date of acquisition.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

In each case the goodwill life was 10 years. However, as discussed in Note 4, the revalued goodwill resulting from the Merger is being amortized over 15 years.

    On March 31, 1999, a subsidiary of the Company purchased certain cable system assets for an aggregate consideration of approximately $509,000. The acquisition was accounted for using the purchase method, whereby the purchase price was allocated among the fixed assets acquired based on their fair value on the date of acquisition and any excess to goodwill. The purchase price exceeded fair value of the assets acquired by approximately $108,000.

    On July 9, 1999, the Company entered into an agreement to acquire 100% of a cable system assets for total consideration of approximately $7,500,000. The acquisition has been accounted for under the purchase method where the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. The acquisition did not have a material effect on the Company's results of operations in 1999. The purchase price exceeded fair value of the assets acquired by approximately $5,336,000.

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

    Had these acquisitions occurred at the beginning of the period, the Company's pro-forma consolidated results for the year ended December 31, 1999 would not be materially different from that presented in the Consolidated Statements of Operations.

7.  PROPERTY, PLANT AND EQUIPMENT

                                                               SUCCESSOR
                                                      ---------------------------
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Property, plant and equipment:
  Cable system assets...............................    $166,955       $151,417
  Construction in progress..........................         783          6,179
  Vehicles..........................................       1,612            707
  Office, furniture and equipment...................      11,431         10,380
  Other.............................................      12,146          1,729
                                                        --------       --------
                                                         192,927        170,412
Less accumulated depreciation.......................     (54,059)       (28,147)
                                                        --------       --------
  Net property, plant and equipment.................    $138,868       $142,265
                                                        ========       ========

    The Company incurred depreciation charges for tangible fixed assets of $25,424,000, $20,129,000, $7,211,000 and $10,192,000 for year ended
December 31, 2001, 2000, and five months of 1999 and seven months of 1999, respectively.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

8.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                               SUCCESSOR
                                                      ---------------------------
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Conduit, franchise agreements and other.............    $  8,928       $  7,323
Goodwill............................................     430,714        390,398
                                                        --------       --------
                                                         439,642        397,721
Less accumulated amortization.......................     (69,580)       (38,153)
                                                        --------       --------
Net intangible assets...............................    $370,062       $359,568
                                                        ========       ========

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska.

    Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date the notes of UPC Polska and the Company were restated by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transaction.

    As a result of the above considerations, UPC realized goodwill of approximately $979.3 million for the year ended December 31, 1999. As a result of the Acquisition, UPC pushed down its basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During the year ended
December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between UPC Polska and Telewizyjna Korporacja Partycypacyjna ("TKP"). UPC Polska allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $417.2 million of goodwill. The Company incurred amortization charges for intangible assets of $29,365,000, $25,655,000, $10,947,000 and $3,627,000 for the years ended December 31, 2001 and 2000, and the five and seven months of 1999, respectively.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

9.  INCOME TAXES

    Income tax expense consists of:

                                                      CURRENT    DEFERRED    TOTAL
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Year ended December 31, 2001:
  U.S. Federal......................................   $  --       $--       $  --
  State and local...................................      --        --          --
  Foreign...........................................    (254)       --        (254)
                                                       -----       ---       -----
                                                       $(254)      $--       $(254)
                                                       =====       ===       =====
Year ended December 31, 2000:
  U.S. Federal......................................   $  --       $--       $  --
  State and local...................................      --        --          --
  Foreign...........................................    (102)       --        (102)
                                                       -----       ---       -----
                                                       $(102)      $--       $(102)
                                                       =====       ===       =====
Five months of 1999
  U.S. Federal......................................   $  --       $--       $  --
  State and local...................................      --        --          --
  Foreign...........................................     (11)       --         (11)
                                                       -----       ---       -----
                                                       $ (11)      $--       $ (11)
                                                       =====       ===       =====
Seven months of 1999
  U.S. Federal......................................   $  --       $--       $  --
  State and local...................................      --        --          --
  Foreign...........................................     (30)       --         (30)
                                                       -----       ---       -----
                                                         (30)       --         (30)
                                                       =====       ===       =====

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

    Sources of loss before income taxes are as follows:

                                                            SUCCESSOR                       PREDECESSOR
                                           --------------------------------------------   ---------------
                                            YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   FIVE MONTHS OF   SEVEN MONTHS OF
                                               2001           2000            1999             1999
                                           ------------   ------------   --------------   ---------------
                                                                   (IN THOUSANDS)
Domestic gain/(loss).....................    $ 17,248       $  9,913        $ (3,318)        $ (3,895)
Foreign loss.............................     (68,970)       (56,321)        (29,801)         (16,747)
                                             --------       --------        --------         --------
                                             $(51,722)      $(46,408)       $(33,119)        $(20,642)
                                             ========       ========        ========         ========

    Income tax expense was $(254,000), $(102,000), $(11,000) and $(30,000) for
the years ended December 31, 2001 and 2000, and for the five months of 1999 and seven months of 1999, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                            SUCCESSOR                       PREDECESSOR
                                           --------------------------------------------   ---------------
                                            YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   FIVE MONTHS OF   SEVEN MONTHS OF
                                               2001           2000            1999             1999
                                           ------------   ------------   --------------   ---------------
                                                                   (IN THOUSANDS)
Computed "expected" tax benefit..........     $17,585        $15,779        $11,260           $ 7,018
Non-deductible expenses..................      (9,805)        (7,445)        (2,326)           (1,473)
Change in valuation allowance............      (5,627)         8,895         (6,263)           (3,903)
Adjustment to deferred tax asset for
  enacted changes in tax rates...........         (52)        (7,980)        (2,682)           (1,672)
Foreign tax rate differences.............      (3,103)        (2,324)            --                --
Expiration of NOL's......................          --         (4,988)            --                --
Other....................................         748         (2,039)            --                --
                                              -------        -------        -------           -------
                                              $  (254)       $  (102)       $   (11)          $   (30)
                                              =======        =======        =======           =======

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets/(liabilities):
  Foreign net operating loss carry forward................  $22,286    $20,391
  Accrued liabilities.....................................    6,286      5,454
  Bad debt................................................    2,209      1,086
  Unrealized foreign exchange losses......................    2,892      2,758
  Other...................................................   (5,059)    (6,702)
                                                            -------    -------
Total gross deferred tax assets...........................   28,614     22,987
Less valuation allowance..................................  (28,614)   (22,987)
                                                            -------    -------
Net deferred tax assets...................................  $    --    $    --
                                                            =======    =======

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

    The net increase/(decrease) in the valuation allowance for the years ended December 31, 2001 and 2000 and for the five and seven months of 1999 was $5,627,000, $(8,895,000), $6,263,000 and $3,903,000, respectively. In assessing the realiability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

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

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be reported in the consolidated statement of operations.

    Prior to 1999, foreign tax loss carryforwards can be offset against the UPC TK Companies' taxable income and utilized at a rate of one-third per year in each of the three years subsequent to the year of the loss. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. Starting from 1999 foreign loss carryforwards can be offset against UPC TK Companies' taxable income and utilized during each of the five years subsequent to the year of the loss with no more than 50% of the loss in one given year. If there is no taxable income in a given year during the carryforward period, the portion of the loss carryforward to be utilized is permanently forfeited. For losses incurred in the U.S. taxable years prior to 1998, loss carryforwards can be applied against taxable income three years retroactively and fifteen years into the future. For losses incurred in the U.S. from 1998, loss carry forwards can be applied against taxable income two years retroactively and twenty years into the future.

    At December 31, 2001, the Company has foreign net operating loss carryforwards of approximately $97,520,000, which expire as follows:

YEAR ENDED DECEMBER 31,                                       (IN THOUSAND)
-----------------------                                       -------------
2002........................................................     $ 3,784
2003........................................................      13,449
2004........................................................      42,560
2005........................................................      29,111
2006........................................................       8,616
                                                                 -------
                                                                 $97,520
                                                                 =======

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

10. NOTES PAYABLE

    Notes payable consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
PCI Notes, net of discount................................  $14,509    $14,509
Bank Rozwoju Exportu S.A. Deutsche-Mark facilities........      407        835
                                                            -------    -------
Total Notes...............................................  $14,916    $15,344
Less Current portion:.....................................     (407)        --
                                                            -------    -------
Long Term Notes Payable...................................  $14,509    $15,344
                                                            =======    =======

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

    The PCI Notes have an interest rate of 9 7/8% and a maturity date of November 1, 2003. Interest is paid on the PCI Notes on May 1 and November 1 of each year. As of December 31, 2001 and 2000 the Company accrued interest expense of $240,000 and $236,000, respectively. Prior to November 1, 1999, PCI could have redeemed up to a maximum of 33% of the initially outstanding aggregate principal amount of the PCI Notes with some or all of the net proceeds of one or more public equity offerings at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that immediately after giving effect to such redemption, at least $87 million aggregate principal amount of the PCI Notes remains outstanding.

    PCI has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of PCI), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to PCI were $249,765,000 and $210,530,000 at December 31, 2001 and 2000,
respectively.

    Pursuant to the PCI Indenture, PCI is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of capital stock of restricted subsidiaries; (iv) limitation on transactions with affiliates;
(v) limitation on liens; (vi) limitation on guarantees of indebtedness by subsidiaries; (vii) purchase of PCI Notes upon a change of control;
(viii) limitation on sale of assets; (ix) limitation on dividends and other payment restrictions affecting subsidiaries; (x) limitation on investments in unrestricted subsidiaries; (xi) consolidations, mergers and sale of assets;
(xii) limitation on lines of business; and (xiii) provision of financial statements and reports. As of December 31, 2001, the Company was in compliance with such covenants. However, there is a risk that the Company could experience an Event of Default in the event that UPC Polska accelerates the payment of its notes receivable ($9.7 million as of December 31,

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

2001). As this risk has been assessed by the Company and the Company has determined it is not "Virtually Certain", the Company continues to reflect the PCI Notes as long-term.

    Pursuant to the terms of the indentures covering each of the UPC Polska's Notes and the PCI Notes (as defined hereinafter), which provided that, following a Change of Control (as defined therein), each holder of UPC Polska's Notes and PCI Notes had the right, at such holder's option, to require the Company and PCI, respectively to offer to repurchase all or a portion of such holder's UPC Polska Notes and PCI Notes at the Repurchase Price. UPC Polska and PCI made offers to repurchase (the "Offers") from the holders of the Notes UPC Polska's 14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2% Series B Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "UPC Polska Notes") and PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes"). The Offers expired at 12:01 PM, New York City time, on November 2, 1999.

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

BANK ROZWOJU EKSPORTU S.A. DEUTCHE-MARK FACILITY

    The Deutsche Mark credit of DEM 1,101,750 was revalued to Euros as of September 30, 2001 at the exchange rate of 0.5113 of Euro to DEM. This credit bears interest at LIBOR plus 2.0% (5.33% as at December 31, 2001) and is repayable in full on December 27, 2002, and is ultimately secured by a pledge of the common shares of one of the Company's subsidiaries.

    Interest expense relating to notes payable was in the aggregate approximately $2,398,000 for the year ended December 31, 2001, $2,458,000 for the year ended December 31, 2000 and $4,253,000 for five months of 1999, $8,578,000 for seven months of 1999, respectively.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

FAIR VALUE OF FINANCIAL INSTRUMENTS AND MATURITY AMOUNTS

    Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                                                              EXPECTED
                                                                                              REPAYMENT
                                                                                                AS OF
                                                                 AMOUNT OUTSTANDING         DECEMBER 31,
                                                              AS OF DECEMBER 31, 2001           2001
                                                              ------------------------   -------------------
                                                                           FAIR MARKET
                                                              BOOK VALUE      VALUE        2002       2003
                                                              ----------   -----------   --------   --------
                                                                              (IN THOUSANDS)
PCI Notes, net of discount..................................   $14,509       $14,509       $ --     $14,509
Bank Rozwoju Exportu S.A. Deutsche -- Mark facility.........       407           407        407          --
                                                               -------       -------       ----     -------
  Total.....................................................   $14,916       $14,916       $407     $14,509
                                                               =======       =======       ====     =======

11. PER SHARE INFORMATION

    Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The effect of potential common shares (stock options and warrants outstanding) is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:

                                                    SUCCESSOR                       PREDECESSOR
                                -------------------------------------------------   ------------
                                   YEAR ENDED         YEAR ENDED
                                  DECEMBER 31,       DECEMBER 31,     FIVE MONTHS   SEVEN MONTHS
                                      2001               2000           OF 1999       OF 1999
                                ----------------   ----------------   -----------   ------------
Net loss applicable to holders
  of common stock (in
  thousands)..................     $  (72,296)        $  (64,906)     $  (37,374)    $  (22,479)
                                   ----------         ----------      ----------     ----------
Weighted average number of
  common shares outstanding...         18,948             18,948          18,948         18,948
                                   ----------         ----------      ----------     ----------
Basic weighted average number
  of common shares
  outstanding.................         18,948             18,948          18,948         18,948
                                   ==========         ==========      ==========     ==========
Basic net loss per common
  share.......................     $(3,815.50)        $(3,425.48)     $(1,972.45)    $(1,186.35)
                                   ==========         ==========      ==========     ==========

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

12. REDEEMABLE PREFERRED STOCK

    The series A and series C preferred stock have a mandatory redemption date of October 31, 2004. At the option of the Company, the series A, series B and series C preferred stock may be redeemed at any time in whole or in part. The redemption price per share of the series A and series C preferred stock is $10,000.

    The preferred stock has been recorded at its mandatory redemption value on October 31, 2004 discounted at 12% to December 31, 1998. The Company periodically accretes from paid-in capital an amount that will provide for the redemption value at October 31, 2004. On August 6, 1999, the Company's parent, UPC Polska, Inc., consented to the cancellation of its 2,500 Series B redeemable preference shares. The accreted value of those shares at that time, approximately $12,278,000 was reclassified to paid-in capital. The total amount recorded for accretion for the years ended December 31, 2001 and 2000, and for the five months of 1999 and the seven months of 1999 was $4,663,000, $4,163,000, $1,911,000 and $1,807,000, respectively.

13. RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

DUE TO UPC POLSKA AND AFFILIATES

    Amounts due to parent represent advances and payments made on behalf of the PCI by its parent UPC Polska.

NOTES PAYABLE AND ACCRUED INTEREST TO UPC POLSKA

    As of December 31, 2001 and 2000, the Company had a loan payable to UPC Polska of approximately $9,706,000 and $8,739,000, respectively. The amounts include accrued interest of approximately $2,107,000 and $1,184,000 as of the year ended December 31, 2001 and 2000, respectively.

PRINT MEDIA SERVICES

    An affiliate of the Company's parent provided print media services to the Company. The Company incurred operating costs related to those services of $0, $2,523,000, $0 and $296,000, for the years ended December 31, 2001 and 2000, and for the five months of 1999 and seven months of 1999, respectively. The Company resigned from print media services as of December 2000. Included in accounts payable at December 31, 2001 and 2000 is $0 and $55,000 respectively due to this affiliate.

PROGRAMMING

    Affiliates of the Company provide programming to PCI and its subsidiaries. The Company incurred programming fees from these affiliates of $24,906,000, $24,410,000, $9,931,000 and $13,337,000 for the years ended December 31, 2001 and 2000, and for the five months of 1999 and seven months of 1999, respectively.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

MANDATORILY REDEEMABLE DEBENTURE STOCK

    To fund the repurchase of the PCI Notes and operations, as of November 3, 1999, the Company sold UPC Polska 14,000 shares of its Mandatorily Redeemable Debenture stock ("Debenture Stock") for a total of $140 million on an as-issued basis. The debenture stock will be redeemed on December 31, 2003 for a price of $10,000 per share plus interest at 10% per annum from November 3, 1999 to the date of redemption, compounded annually. The Company accrued dividend on Debenture Stock for the years ended December 31, 2001 and 2000, and for the five months of 1999 was $15,657,000, $14,233,000 and $2,333,000, respectively. The
Company will pledge notes payable from PCBV to the Company in the amount of $176,398,000 to secure the payment of the redemption amount of the debenture stock. The PCI Noteholders will be equally and ratably secured by this lien.

14. STOCK OPTION PLANS

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

    There are 18,000,000 total shares available for the granting of options under the Plan. Each option represents the right to acquire a certificate representing the economic value of one share. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. The vesting period for grants of options is four years, vesting in equal monthly increments. Upon termination of an

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

employee (except in the case of death, disability or the like), vested options must be exercised, within 30 days of the termination date. The Supervisory Board of UPC may alter these vesting schedules at its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options at a price equal to the fair market value. The Company can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by the Company until expiration of the underlying options. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

    For purposes of the proforma disclosures presented below, UPC, and UPC Polska Inc., and consequently, PCI have computed the fair values of all options granted during the years ended December 31, 2001 and 2000, and for the five months of 1999 and the seven months of 1999, using the Black-Scholes multiple-option pricing model and the following weighted-average assumptions:

Risk-free interest rate.....................................    4.60%
Expected life regular options...............................  5 years
Expected volatility.........................................   74.14%
Expected dividend yield.....................................      0%.

    Based upon Black-Scholes multiple option model, the total fair value of options granted was approximately $1.0 million for the year ended December 31, 2000. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 2001, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was zero. This stock-based compensation had the following proforma effect on net income (in thousands):

                                                               SUCCESSOR                    PREDECESSOR
                                               ------------------------------------------   ------------
                                                YEAR ENDED     YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,    FIVE MONTHS   SEVEN MONTHS
                                                   2001           2000          OF 1999       OF 1999
                                               ------------   -------------   -----------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss applicable to holders of common
  stock--as reported.........................   $  (72,296)    $  (64,906)    $  (37,374)    $  (22,479)
Net loss applicable to holders of common
  stock--pro forma...........................      (72,495)       (65,055)       (37,374)       (22,908)
Net loss applicable to holders of common
  stock per share--as reported...............    (3,815.50)     (3,425.48)     (1,972.45)     (1,186.35)
Net loss applicable to holders of common
  stock per share--pro forma.................   $(3,826.00)    $(3,433.34)    $(1,972.45)    $(1,208.99)

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

    A summary of stock option activity for the Company's employees participating in the Plan is as follows:

                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                                -------------------------------------
                                                                    WEIGHTED-AVERAGE
                                                NUMBER OF SHARES     EXERCISE PRICE
                                                -----------------   -----------------
                                                                         (EUROS)
Balance at January 1, 2000....................            --                 --
Granted during period.........................        32,031              44.22(1)
Cancelled during period.......................            --                 --
Exercised during period.......................            --                 --
                                                      ------              -----
Balance at December 31, 2000..................        32,031              44.22(1)
Granted during period.........................            --                 --
Cancelled during period.......................            --                 --
Exercised during period.......................            --                 --
                                                      ------              -----
Balance at December 31, 2001..................        32,031              44.22
                                                      ======              =====
Exercisable at end of period (1)..............         5,333              44.22(1)
                                                      ======              =====

------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2001 amounts to $39.52.

    The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                             FOR THE YEAR ENDED DECEMBER 31, 2001
                                        -----------------------------------------------
EXERCISE PRICE                          NUMBER OF OPTIONS   FAIR VALUE   EXERCISE PRICE
--------------                          -----------------   ----------   --------------
                                                                      (EUROS)
Less than market price................        4,733            31.62          44.22(1)
Equal to market price.................       27,298            28.20          44.22(1)
                                             ------            -----          -----
  Total...............................       32,031            28.71          44.22(1)
                                             ======            =====          =====

------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2001 amounts to $39.52.

    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2001:

                                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                  -------------------------------------------------   ------------------------------
                                                WEIGHTED-AVERAGE
                                   NUMBER OF       REMAINING                           NUMBER OF
                                    OPTIONS     CONTRACTUAL LIFE   WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
EXERCISE PRICE (EUROS)            OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------------            -----------   ----------------   ----------------   -----------   ----------------
                                                                       (EUROS)                          (EUROS)
44.22...........................     32,031           3.25              44.22            5,333           44.22(1)
                                     ======           ====              =====            =====           =====

------------------------

(1) The Weighted Average Exercise Price translated into US dollars at the rate as at December 31, 2001 amounts to $39.52.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

    This Plan has been accounted for as a fixed plan. Compensation expense of zero was recognized for the year ended December 31, 2001.

15. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

                                                            OPERATING
                                                 REVENUES     LOSS      NET LOSS
                                                 --------   ---------   --------
2001
  First Quarter................................  $18,728    $(13,360)   $(13,144)
  Second Quarter...............................   20,186     (11,885)    (10,223)
  Third Quarter................................   18,600     (12,628)    (18,310)
  Fourth Quarter...............................   19,609     (15,203)    (10,299)

2000
  First Quarter................................  $16,853    $(10,457)   $(11,450)
  Second Quarter...............................   17,177     (10,704)    (16,054)
  Third Quarter................................   17,094     (11,233)    (14,613)
  Fourth Quarter...............................   17,657     (12,187)     (4,393)

16. COMMITMENTS AND CONTINGENCIES

LEASES

    Total rental expense associated with the operating leases mentioned below for the years ended December 31, 2001 and 2000, and for the five months of 1999 and seven months of 1999 was $5,638,000, $3,119,000, $969,469 and $692,478,
respectively.

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of December 31, 2001 is $339,000 in 2002.

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $1,023,000 as of December 31, 2001.

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $132,217,000 over the next seventeen years, approximating $22,211,000 in 2002, $19,804,000 in 2003, $16,812,000 in 2004, $13,406,000 in 2005 and $59,984,000 in 2006 and
thereafter.

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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of December 31, 2001 the Company's Polish subsidiaries have no profit available for distribution as dividends.

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

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

    In addition to the Ohio lawsuit, other minority shareholders of PCBV (representing an additional approximately 6% of the shares of PCBV, hereinafter the "Reece Group") have asserted claims against the past and present directors or officers of, or members of the Board of Managers of, the Company, PCBV and UPC Polska or one or more controlling shareholders of UPC Polska but have not yet filed a lawsuit.

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. The Company's parent has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase

                          POLAND COMMUNICATIONS, INC.

                        DECEMBER 31, 2001, 2000 AND 1999

of all other shares of PCBV held by other minority shareholders and a settlement of their claims. On August 28, 2001, in exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, the Company's parent and/or its affiliates paid in the aggregate approximately $3.6 million in cash at closing and issued promissory notes for $17.0 million. The Company has accounted for the $21.2 million as goodwill in the accompanying consolidated financial statements in accordance with SFAS 141. Accordingly, there has been no amortization recorded associated with this goodwill.

17. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUIT

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 2001, approximately 74.3% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduct agreements with TPSA. As of December 31, 2001, the Company believes it was not in material violation under any of its existing conduit agreements.

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

CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 2001 or 2000. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Poland Cablevision (Netherlands)
B.V.:

    We have audited the accompanying consolidated balance sheets of Poland Cablevision (Netherlands) B.V., and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poland Cablevision (Netherlands) B.V., Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the periods from January 1, 1999 through August 5, 1999 and from August 6, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen Sp. z o.o.

Warsaw, Poland
March 31, 2002

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                          CONSOLIDATED BALANCE SHEETS

                                                                       SUCCESSOR (NOTE 2)
                                                              -------------------------------------
                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                                         (IN THOUSANDS)
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................      $  2,933            $  1,159
  Accounts receivable, net of allowances for doubtful
    accounts of $2,733 in 2001 and $4,392 in 2000 (note
    5)......................................................         6,428               8,549
  VAT recoverable...........................................            --                 295
  Prepayments...............................................           733                 510
  Due from affiliates.......................................           206                  --
  Other current assets......................................            --                 159
                                                                  --------            --------
      Total current assets..................................        10,300              10,672
                                                                  --------            --------
  Property, plant and equipment (note 7):
      Cable system assets...................................       134,870             117,307
      Construction in progress..............................           774               6,050
      Vehicles..............................................         1,435                 473
      Office, furniture and equipment.......................        10,907               9,316
      Other.................................................         8,520               2,651
                                                                  --------            --------
                                                                   156,506             135,797
          Less accumulated depreciation.....................       (43,307)            (22,412)
                                                                  --------            --------
          Net property, plant and equipment.................       113,199             113,385
  Inventories for construction..............................         4,008               5,400
  Intangible assets, net (note 8)...........................       325,027             315,923
                                                                  --------            --------
              Total assets..................................      $452,534            $445,380
                                                                  ========            ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................      $ 17,560            $ 26,359
  Deferred revenue..........................................         2,558               2,182
  Notes payable and accrued interest to PCI (note 11).......       249,765                  --
  Due to PCI and affiliate..................................        66,612              22,864
                                                                  --------            --------
      Total current liabilities.............................       336,495              51,405
Long term liabilities:
  Notes payable and accrued interest to PCI (note 11).......            --             210,530
  Other payables to PCI.....................................            --              37,994
                                                                  --------            --------
      Total liabilities.....................................       336,495             299,929
                                                                  --------            --------
Commitments and contingencies (note 13)
  Minority interest.........................................           285                 281
Stockholders' equity:
  Common stock, $0.50 par value, 200,000 shares authorized;
    issued and outstanding..................................           100                 100
  Paid-in capital...........................................       288,783             267,564
  Accumulated other comprehensive loss......................       (19,333)            (33,077)
  Accumulated deficit.......................................      (153,796)            (89,417)
                                                                  --------            --------
      Total stockholders' equity............................       115,754             145,170
                                                                  --------            --------
      Total liabilities and stockholders' equity............      $452,534            $445,380
                                                                  ========            ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     SUCCESSOR (NOTE 2)               PREDECESSOR (NOTE 2)
                                         ------------------------------------------   --------------------
                                                                       PERIOD FROM        PERIOD FROM
                                                                        AUGUST 6,          JANUARY 1,
                                          YEAR ENDED     YEAR ENDED    1999 THROUGH       1999 THROUGH
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,        AUGUST 5,
                                             2001           2000           1999               1999
                                         ------------   ------------   ------------   --------------------
                                                                  (IN THOUSANDS)
Revenues...............................    $ 73,423       $ 64,738       $ 25,386           $ 29,535
Operating expenses:
  Direct operating expenses charged by
    third parties......................      24,743         20,753         12,093              7,963
  Direct operating expenses charged by
    affiliates.........................      27,706         25,884          9,588             13,025
  Selling, general and administrative
    expenses...........................      23,500         21,036         11,104              6,947
  Depreciation and amortization........      47,619         40,511         14,481              8,726
                                           --------       --------       --------           --------
Total operating expenses...............     123,568        108,184         47,266             36,661

  Operating loss.......................     (50,145)       (43,446)       (21,880)            (7,126)

Interest and investment income, net....         236            207             71                 59
Interest expense.......................     (17,469)       (15,201)        (5,900)            (8,029)
Foreign exchange gain/(loss), net......       3,193            337         (3,228)              (219)
Other expenses.........................          --             --         (1,300)                --
                                           --------       --------       --------           --------
  Loss before income taxes and minority
    interest...........................     (64,185)       (58,103)       (32,237)           (15,315)
Income tax expense (note 9)............        (190)           (76)            (9)               (30)
Minority interest......................          (4)         1,008             --                 --
                                           --------       --------       --------           --------
  Net loss.............................     (64,379)       (57,171)       (32,246)           (15,345)
                                           --------       --------       --------           --------
Net loss applicable to holders of
  common stock.........................     (64,379)       (57,171)       (32,246)           (15,345)
                                           ========       ========       ========           ========
Basic net loss per common share (note
  10)..................................    $(321.90)      $(285.85)      $(161.23)          $ (76.73)
                                           ========       ========       ========           ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                     SUCCESSOR (NOTE 2)               PREDECESSOR (NOTE 2)
                                         ------------------------------------------   --------------------
                                                                       PERIOD FROM        PERIOD FROM
                                                                        AUGUST 6,          JANUARY 1,
                                          YEAR ENDED     YEAR ENDED    1999 THROUGH       1999 THROUGH
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,        AUGUST 5,
                                             2001           2000           1999               1999
                                         ------------   ------------   ------------   --------------------
                                                                  (IN THOUSANDS)
Net loss...............................    $(64,379)      $(57,171)      $(32,246)          $(15,345)
Other comprehensive (loss) / income:
  Translation adjustment...............      13,744         (2,127)       (30,950)           (11,814)
                                           --------       --------       --------           --------
Comprehensive loss.....................    $(50,635)      $(59,298)      $(63,196)          $(27,159)
                                           ========       ========       ========           ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

                                                                  ACCUMULATED
                                      CAPITAL STOCK                  OTHER
                                           PAR        PAID-IN    COMPREHENSIVE   ACCUMULATED
                                          VALUE       CAPITAL       INCOME         DEFICIT      TOTAL
                                      -------------   --------   -------------   -----------   --------
                                                               (IN THOUSANDS)
Balance at January 1, 1999
(Predecessor note 2)................      $100        $ 14,589      $    424      $ (82,229)   $(67,116)
  Net loss..........................        --              --            --        (15,345)    (15,345)
  Cumulative Translation
    Adjustment......................        --              --       (11,814)            --     (11,814)
                                          ----        --------      --------      ---------    --------
Balance at August 5, 1999
  (Predecessor note 2)..............       100          14,589       (11,390)       (97,574)    (94,275)
  Purchase accounting...............        --         252,975        11,390         97,574     361,939
                                          ----        --------      --------      ---------    --------
Balance at August 6, 1999 (Successor
note 2).............................       100         267,564            --             --     267,664
  Net loss..........................        --              --            --        (32,246)    (32,246)
  Cumulative Translation
    Adjustment......................        --              --       (30,950)            --     (30,950)
                                          ----        --------      --------      ---------    --------
Balance at December 31, 1999
(Successor note 2)..................       100         267,564       (30,950)       (32,246)    204,468
  Net loss..........................        --              --            --        (57,171)    (57,171)
  Cumulative Translation
    Adjustment......................        --              --        (2,127)            --      (2,127)
                                          ----        --------      --------      ---------    --------
Balance at December 31, 2000
(Successor note 2)..................       100         267,564       (33,077)       (89,417)    145,170
  Net loss..........................        --              --            --        (64,379)    (64,379)
  Capital contribution from PCI.....        --          21,219            --             --      21,219
  Cumulative Translation
    Adjustment......................        --              --        13,744             --      13,744
                                          ----        --------      --------      ---------    --------
Balance at December 31, 2001
(Successor note 2)..................      $100        $288,783      $(19,333)     $(153,796)   $115,754
                                          ====        ========      ========      =========    ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SUCCESSOR (NOTE 2)               PREDECESSOR (NOTE 2)
                                                   ------------------------------------------   --------------------
                                                                                 PERIOD FROM        PERIOD FROM
                                                                                  AUGUST 6,          JANUARY 1,
                                                    YEAR ENDED     YEAR ENDED    1999 THROUGH       1999 THROUGH
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,        AUGUST 5,
                                                       2001           2000           1999               1999
                                                   ------------   ------------   ------------   --------------------
                                                                            (IN THOUSANDS)
Cash flows from operating activities:
Net loss.........................................    $(64,379)      $(57,171)      $(32,246)          $(15,345)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Minority interest..........................           4         (1,008)            --                 --
      Depreciation and amortization..............      47,619         40,511         14,481              8,726
      Interest expense added to notes payable to
        PCI......................................      17,413         15,201          3,571             10,356
      Unrealized foreign gain....................      (2,331)          (891)            --                 --
      Other......................................         513             --          1,300                 --
      Changes in operating assets and
        liabilities:
          Accounts receivable....................       2,457         (1,132)        (1,289)            (2,716)
          Other current assets...................       1,864            595         (1,066)              (263)
          Accounts payable.......................      (3,905)         3,058         10,385             (4,586)
          Amounts due to affiliates..............       4,766          7,823         11,014             14,853
          Deferred revenue.......................         424          1,587            853                937
                                                     --------       --------       --------           --------
              Net cash provided by operating
                activities.......................       4,445          8,573          7,003             11,962
                                                     --------       --------       --------           --------
Cash flows from investing activities:
      Construction and purchase of property,
        plant and equipment......................     (23,143)       (28,133)        (8,777)           (10,263)
      Purchase of intangibles....................      (1,277)        (1,998)          (308)              (145)
                                                     --------       --------       --------           --------
              Net cash used in investing
                activities.......................     (24,420)       (30,131)        (9,085)           (10,408)
                                                     --------       --------       --------           --------
Cash flows from financing activities:
      Proceeds from notes payable................      21,704         19,877          2,001                 57
                                                     --------       --------       --------           --------
              Net cash provided by financing
                activities.......................      21,704         19,877          2,001                 57
                                                     --------       --------       --------           --------
      Net (decrease)/increase in cash and cash
        equivalents..............................       1,729         (1,681)           (81)             1,611
Effect of exchange rates on cash and cash
  equivalents....................................          45              2           (155)                --
Cash and cash equivalents at beginning of
  period.........................................       1,159          2,838          3,074              1,463
                                                     --------       --------       --------           --------
Cash and cash equivalents at end of period.......    $  2,933       $  1,159       $  2,838           $  3,074
                                                     ========       ========       ========           ========

          See accompanying notes to consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

1.  REPORTING ENTITY

    Poland Cablevision (Netherlands) B.V. ("PCBV"), a Netherlands corporation, is a holding company that holds a controlling interest in several Polish cable television operators (collectively referred to as the "UPC TK Companies"). Poland Cablevision (Netherlands) B.V. and subsidiaries (the "Company") is 92.3% owned by Poland Communications, Inc. ("PCI"), who is in turn, owned 100% by UPC Polska, Inc., formerly @Entertainment, Inc, ("UPC Polska") a Delaware corporation which is a wholly--owned subsidiary of United Pan-Europe Communications N.V. ("UPC"), and 7.7% is owned by another UPC Polska's wholly-owned subsidiary.

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

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date the Notes of UPC Polska and PCI were restated to reflect the market value and as a result were increased by $61.9 million, deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled
$812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transaction. As a result of the above considerations, UPC realized goodwill of approximately $979.3 million. As a result of the Acquisition, UPC pushed down its

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During the year ended December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration settlement between UPC Polska and Telewizyjna Korporacja Partycypacyjna ("TKP"). As a result of the Acquisition, UPC Polska pushed down the goodwill to its subsidiaries based on the investment model used for acquisition. The Company was allocated approximately $354.0 million of goodwill.

3.  GOING CONCERN AND LIQUIDITY RISKS

    These consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Pay television operators typically experience losses and negative cash flows in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception.

    The Company relies solely on PCI, a wholly owned subsidiary of UPC Polska, for its sources of liquidity and financing, which relies solely on UPC Polska for its sources of liquidity and financing. The financial and liquidity problems experienced by UPC and UPC Polska, as described further below, have a significant impact on the Company and its shareholder, PCI, ability to continue as going concerns.

    During 2001, UPC Polska reviewed its long term plan for its operations and identified businesses which require additional financing to become profitable. UPC Polska assessed its ability to obtain additional financing on terms acceptable to it. These reviews proved that today, UPC Polska could not provide further financing to its D-DTH and programming businesses. As a result, UPC Polska changed its business strategy and disposed of its D-DTH and programming businesses and revised its business strategy for cable television from aggressive growth to focus on achievement of positive cash flow. As a result, UPC Polska, PCI and the Company expect to have positive EBITDA and cash flows in 2002.

    As of December 31, 2001, the Company has negative working capital of $326.2 million and has experienced operating losses of $50.1 million and $43.4 million during the years ended December 31, 2001 and 2000, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as the notes and amounts due to PCI of $249.8 million and $66.6 million, respectively, which are due on demand.

    As of December 31, 2001, PCI has negative working capital of $72.4 million and has experienced operating losses of $53.1 million and $44.6 million during the years ended December 31, 2001 and 2000, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to the PCI Notes. During 2002, PCI will be required to make repayment of the Bank Rozwoju facility of $0.4 million. In 2003, PCI will also be required to fulfill its repayment obligation of approximately $14.5 million in principal amount under the PCI Notes.

    As of December 31, 2001, UPC Polska has a negative working capital of $382.3 million, stockholder's deficit of $244.1 million and has experienced operating losses of $185.2 million and $179.0 million during the years ended December 31, 2001 and 2000, respectively. Additionally, UPC Polska has significant funding obligations during 2002 and 2003, in which it does not have the current cash available or available borrowing capacity to fund.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

    The Company, since its August 6, 1999 Merger, has relied completely on funding from its shareholder PCI. The Company received funding in the form of proceeds from notes of $21.7 million, $19.9 million and $2.0 million for the years ended December 31, 2001 and 2000 and the five months of 1999, respectively. Additionally, PCI allowed the Company to accrue, but not pay interest of $17.4 million, $15.2 million and $5.9 million for the years ended December 31, 2001, 2000 and the five months of 1999. During this same period of time, PCI received funding in the forms of capital contributions, funding from Parent and Mandatorily Redeemable Debenture Stock from UPC Polska of
$19.7 million, $18.8 million and $156.9 million for the years ended
December 31, 2001 and 2000 and the 5 months of 1999, respectively. UPC Polska has relied completely on funding from its shareholder UPC since August 6, 1999.

    As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and its failure to make the interest payment upon the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to foreclose on the collateral securing these notes. As of the date of the filing of this Annual Report on Form 10-K, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a Memorandum of Understanding which is a non-binding agreement to enter into negotiations with UnitedGlobalCom, UPC's parent, to attempt to reach agreement on a means to restructure UPC's indebtedness. Although the Company had anticipated being able to rely on PCI, which is relying on UPC Polska, to meet these and other payment obligations, given UPC's and UPC Polska's liquidity concerns, the Company is not certain that it will receive the necessary financing from PCI to continue normal operations. If the Company is unable to rely on PCI for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of PCI, UPC Polska, UPC and UnitedGlobalCom, Inc.

    As of December 31, 2001, a significant amount of UPC Polska's unrestricted cash has limitations imposed on it by its indentures and notes payable to UPC. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required by UPC Polska, UPC Polska has limited sources of funding available to it outside of its operating cash flows. Additionally, as a result of material adverse change provisions contained in the debt agreements between UPC and UPC Polska, the notes payable to UPC of $444.5 million have been classified as current in the UPC Polska financial statements. In the event UPC accelerated payment under its notes, UPC Polska would have limited funds or available borrowings to repay these notes. Additionally, the UPC Polska debt agreements have various Events of Default, including the acceleration of the payment of other debt of UPC Polska in excess of $15 million. In the event UPC Polska's debt were to be accelerated or it were to have an other Event of Default which were not cured in a timely manner pursuant to the respective agreements, UPC Polska's Notes of $403.7 million would become due. UPC Polska has evaluated the likelihood of it experiencing an Event of Default as of the date of filing this Annual Report on Form 10-K and has determined, based on its assessment, that it is not "virtually certain" that an Event of Default will occur. As a result, in the UPC Polska December 31, 2001 consolidated balance sheet, the amounts related to the UPC Polska Notes have been reflected as long-term. UPC Polska's available cash on hand will be insufficient to satisfy all of its obligations, and UPC Polska cannot be certain that

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

it will be able to obtain the necessary financing at all, or on terms that will be favorable to UPC Polska.

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

    Management of the Company believes that significant opportunities exist for pay television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including Internet services; developing content tailored to the interests of existing subscribers; and improving the effectiveness of the Company's sales and marketing efforts.

    The Company also intends to increase the effectiveness of its operations and reduce its expenses by enhancing internal controls; improving corporate decision-making processes; reorganizing the Company so as to simplify its legal structure; and using local rather than expatriate employees in management, thereby reducing general and administrative costs.

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

    The Company maintains its books of accounts in Poland and the Netherlands in accordance with accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP.

    The consolidated financial statements include the financial statements of PCBV and its wholly owned and majority owned subsidiaries. The Company has consolidated its 46.8% owned subsidiary for which the Company maintains control of operating activities and has the ability to influence the appointment of members to the Managing Board. All significant intercompany balances and transactions have been eliminated in consolidation.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long lived assets, equity investment and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS and SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES.

CABLE TELEVISION REVENUE:

    Cable television revenues are recognized in accordance with SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES. Revenue from subscription fees is recognized on a monthly basis as the service is provided. Installation fee revenue, for connection to the Company's cable system, is recognized to the extent of direct selling costs and the balance is deferred and amortized into income over the estimated average period that new subscribers are expected to remain connected to the systems.

INTERNET SERVICE REVENUES:

    During the fourth quarter of 2000, the Company began providing Internet services to its cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

TAXATION

    Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

    NETHERLANDS TAXATION

    The income tax treaty currently in force between the Netherlands and the United States provides that the Netherlands may impose a withholding tax at a maximum rate of 5% on dividends paid by PCBV to its stockholders.

    FOREIGN TAXATION

    Polish companies are subject to corporate income taxes, value added tax
(VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

    Income tax for other foreign companies is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes which may result in deferred income tax assets and liabilities. Effective January 1998, the Company adopted EITF 92-8 "Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary", the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The difference between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the years ended December 31, 2001, 2000, and for the five months of 1999 and seven months of 1999, no interest costs were capitalized.

    Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets.........................................  10 years
Set-top boxes...............................................  5 years
Vehicles....................................................  5 years
Other property, plant and equipment.........................  5-10 years

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable systems. Cost of inventories include purchase price, transportation, customs and other direct costs.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

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

    Effective as of the Merger Date (August 6, 1999), the Company revalued all its previously existing goodwill including amounts related to non-compete agreements, that related to transactions completed prior to the Merger. The goodwill that was pushed down to the Company is amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized generally over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which is required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of a minority interest in PCBV in August 28, 2001.

INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE
  EQUITY METHOD

    For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets or the excess of its proportionate interest in each affiliate's net tangible assets in excess of its cost.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

forma disclosure of net loss and loss per share as if the fair value method had been applied. The Company has elected to apply APB Opinion No. 25 and related interpretations for stock options and other stock-based awards.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at the consolidated balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

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

    Prior to January 1, 1998 the financial statements of foreign subsidiaries were translated into U.S. dollars using (i) exchange rates in effect at period end for monetary assets and liabilities, (ii) exchange rates in effect at transaction dates (historical rates) for non-monetary assets and liabilities, and (iii) average exchange rates during the period for revenues and expenses, other than those revenues and expenses that relate to non-monetary assets and liabilities (primarily amortization of fixed assets and intangibles) which are translated using the historical exchange rates applicable to those non-monetary assets and liabilities. Adjustments resulting from translation of financial statements prior to the year 1998 were reflected as foreign exchange gains or losses in the consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable.

    At December 31, 2001 and 2000, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If an impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As identified in Note 3, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, of if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. In connection with its adoption of the New Accounting Principle, SFAS 144 discussed under "New Accounting Principles", the Company is aware that the adoption could result in material adjustments to its long-lived assets and its Statement of Operations during 2002.

BUSINESS SEGMENT INFORMATION

    The Company operates in one business segment, providing cable television and Internet services.

COMMITMENTS AND CONTINGENCIES

    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. For the years ended December 31, 2001 and 2000 and for the five months and seven months of 1999, the Company incurred advertising costs of approximately $1,507,000, $1,966,000, $573,000 and $263,000, respectively.

SUPPLEMENTED DISCLOSURE OF CASH FLOW INFORMATION

                                                           SUCCESSOR                       PREDECESSOR
                                         ---------------------------------------------   ---------------
                                                                          PERIOD FROM      PERIOD FROM
                                                                           AUGUST 6,       JANUARY 1,
                                          YEAR ENDED      YEAR ENDED     1999 THROUGH     1999 THROUGH
                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,       AUGUST 5,
                                             2001            2000            1999             1999
                                         -------------   -------------   -------------   ---------------
                                                                 (IN THOUSANDS)
Supplemental cash flow information:
  Cash paid for interest...............   $       59      $    1,432      $       --       $      400
  Cash paid for income taxes...........           56              76              12               17
Non cash items:
  Increase in paid in capital for
    purchase of PCBV minority shares...       21,219              --              --               --

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the presentation contained in the 2001.

NEW ACCOUNTING PRINCIPLES

ADOPTED

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position, as it does not have any derivative instruments.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which is required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to a transaction by its affiliate, the purchase of the minority interest in August 28, 2001.

TO BE ADOPTED

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to apply all other provisions of SFAS 142. We are currently evaluating the potential impact, if any, the adoption of SFAS 142 will have on our financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material impact on our financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operation. We expect that we will have our SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

in material adjustments to its long-lived assets and its statement of operations during 2002. See note 7 and 8 for further discussion of the Company's long-lived assets which total $438.2 million, including intangible assets of $325.0 million, which could be impacted as a result of the adoption of SFAS 144.

5.  VALUATION AND QUALIFYING ACCOUNTS

                                                              BALANCE AT THE    ADDITIONS                   BALANCE AT
                                                               BEGINNING OF    CHARGED TO      AMOUNTS      THE END OF
                                                                THE PERIOD       EXPENSE     WRITTEN OFF    THE PERIOD
                                                              --------------   -----------   ------------   ----------
                                                                                   (IN THOUSANDS)
SEVEN MONTHS OF 1999    Allowance for Doubtful Accounts.....      $  708         $  213         $  162        $  759
FIVE MONTHS OF 1999     Allowance for Doubtful Accounts.....      $  759         $1,287         $  478        $1,568
      2000              Allowance for Doubtful Accounts.....      $1,568         $3,468         $  644        $4,392
      2001              Allowance for Doubtful Accounts.....      $4,392         $3,698         $5,357        $2,733

6.  ACQUISITIONS

    During 2001 and 2000, and for the five months of 1999 and seven months of 1999, the Company did not acquire any businesses.

7.  PROPERTY, PLANT AND EQUIPMENT

                                                               SUCCESSOR
                                                      ---------------------------
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Property, plant and equipment:
  Cable system assets...............................    $134,870       $117,307
  Construction in progress..........................         774          6,050
  Vehicles..........................................       1,435            473
  Office, furniture and equipment...................      10,907          9,316
  Other.............................................       8,520          2,651
                                                        --------       --------
                                                         156,506        135,797
  Less accumulated depreciation.....................     (43,307)       (22,412)
                                                        --------       --------
      Net property, plant and equipment.............    $113,199       $113,385
                                                        ========       ========

    The Company incurred depreciation charges for tangible fixed assets of $20,880,000, $16,023,000, $5,846,000, and $7,416,000 for the years ended
December 31, 2001, and 2000, and for the five months of 1999 and seven months of 1999, respectively.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

8.  INTANGIBLES

    Intangible assets are carried at cost and consist of the following:

                                                               SUCCESSOR
                                                      ---------------------------
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Conduit, franchise agreements and other.............    $  8,928       $  7,323
Goodwill............................................     379,274        343,408
                                                        --------       --------
                                                         388,202        350,731
Less accumulated amortization.......................     (63,175)       (34,808)
                                                        --------       --------
Net intangible assets...............................    $325,027       $315,923
                                                        ========       ========

    The Acquisition was accounted for under the purchase method of accounting, with all of the purchase accounting adjustments "pushed-down" to the consolidated financial statements of UPC Polska. Accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values and any excess to goodwill. UPC Polska restated some of its assets and liabilities at August 5, 1999. At this date the notes of UPC Polska and the Company were restated by $61.9 million and deferred financing costs of $16.1 million and deferred revenues of $2.0 million were written down to zero. The consideration paid by UPC for all shares outstanding, warrants and options totaled $812.5 million. At this time UPC Polska had negative net assets of approximately $53.3 million and existing goodwill at net book value of $37.5 million which was realized on previous transaction.

    As a result of the above considerations, UPC realized goodwill of approximately $979.3 million for the year ended December 31, 1999. As a result of the Acquisition, UPC pushed down its basis to UPC Polska establishing a new basis of accounting as of the acquisition date. During the year ended
December 31, 2000 this figure increased by $12.3 million to $991.6 million mainly due to the results of an arbitration between the Company and Telewizyjna Korporacja Partycypacyjna ("TKP"). UPC Polska allocated goodwill between the business segments based on the investment model used for acquisition. The Company was allocated approximately $354.0 million of goodwill. The Company incurred amortization charge for intangible assets of $26,739,000, $24,488,000, $8,635,000, and $1,310,000, for the years ended December 31, 2001 and 2000, and the five and seven months of 1999, respectively.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

9.  INCOME TAXES

    PCBV is required to file a separate Netherlands tax return which does not include the operating results of the PTK Companies. Income tax expense consisted of the following:

    Income tax (expense)/benefit consists of:

                                                      CURRENT    DEFERRED    TOTAL
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Year ended December 31, 2001:
  U.S. Federal......................................   $  --       $ --      $  --
  State and local...................................      --         --         --
  Foreign...........................................    (190)        --       (190)
                                                       -----       ----      -----
                                                       $(190)      $ --      $(190)
                                                       =====       ====      =====
Year ended December 31, 2000:
  U.S. Federal......................................   $  --       $ --      $  --
  State and local...................................      --         --         --
  Foreign...........................................     (76)        --        (76)
                                                       -----       ----      -----
                                                       $ (76)      $ --      $ (76)
                                                       =====       ====      =====
Five months of 1999
  U.S. Federal......................................   $  --       $ --      $  --
  State and local...................................      --         --         --
  Foreign...........................................      (9)        --         (9)
                                                       -----       ----      -----
                                                       $  (9)      $ --      $  (9)
                                                       =====       ====      =====
Seven months of 1999
  U.S. Federal......................................   $  --       $ --      $  --
  State and local...................................      --         --         --
  Foreign...........................................     (30)        --        (30)
                                                       -----       ----      -----
                                                       $ (30)      $ --      $ (30)
                                                       =====       ====      =====

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

    Income tax expense was $190,000, $76,000, $9,000 and $30,000 for the years ended December 31, 2001 and 2000, and five and the seven months of 1999, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                                        SUCCESSOR           PREDECESSOR
                                                                 ------------------------   -----------
                                                   YEAR ENDED     YEAR ENDED      FIVE         SEVEN
                                                  DECEMBER 31,   DECEMBER 31,   MONTHS OF    MONTHS OF
                                                      2001           2000         1999         1999
                                                  ------------   ------------   ---------   -----------
                                                                     (IN THOUSANDS)
Computed "expected" tax benefit.................    $ 21,881        $19,755      $10,960      $ 5,207
Non-deductible expenses.........................      (8,787)        (8,731)      (1,465)        (722)
Change in valuation allowance...................      (9,216)           751       (7,238)      (3,439)
Adjustment to deferred tax asset for enacted
  changes in tax rates..........................         (69)        (6,523)      (2,266)      (1,076)
Foreign tax rate differences....................      (3,861)        (2,324)          --           --
Expiration of NOL's.............................          --         (3,778)          --           --
Other...........................................        (138)           774           --           --
                                                    --------        -------      -------      -------
                                                    $   (190)       $   (76)     $    (9)     $   (30)
                                                    ========        =======      =======      =======

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred tax assets/(liabilities):
  Unrealized foreign exchange losses....................  $  3,032   $  2,900
  Accrued liabilities...................................     4,154      3,278
  Bad debt..............................................     2,177      1,054
  Other.................................................    (2,142)    (3,726)
  Tax loss carryforwards................................    23,439     17,938
                                                          --------   --------
Total gross deferred tax assets.........................    30,660     21,444
Less valuation allowance................................   (30,660)   (21,444)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

    The net (increase)/decrease in the valuation allowance for the years ended December 31, 2001 and 2000, and the five months and seven months of 1999 was $(9,216,000), $751,000, $(7,238,000) and $(3,439,000), respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable losses and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

valuation allowances at December 31, 2001. As each of the Polish subsidiaries and the Company are not subject to group taxation, current year operations and net operating loss carryforwards may not be available for offset. As a result, some of the Polish companies could be in a tax-paying situation, now or in the future, despite the availability of net operating loss carryforwards available in others.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be reported in the consolidated statement of operations.

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

    At December 31, 2001, the UPC TK Companies had Polish net operating loss carry forward of approximately $107,380,000, which will expire as follows:

YEAR ENDED DECEMBER 31,                                        (IN THOUSAND)
-----------------------                                        -------------
2002........................................................     $  5,936
2003........................................................       10,573
2004........................................................       37,800
2005........................................................       27,227
2006........................................................       25,844
                                                                 --------
                                                                 $107,380
                                                                 ========

10. PER SHARE INFORMATION

    Basic loss per share has been computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The effect of potential common shares (stock options and warrants outstanding) is antidilutive, accordingly, dilutive loss per share is the same as basic loss per share.

    The following table provides a reconciliation of the numerator and denominator in the loss per share calculation:


                                                         SUCCESSOR
                                           -------------------------------------   PREDECESSOR
                                           YEAR ENDED   YEAR ENDED                 ------------
                                           DECEMBER     DECEMBER     FIVE MONTHS   SEVEN MONTHS
                                              31,          31,          OF             OF
                                             2001         2000         1999           1999
                                           ----------   ----------   -----------   ------------
Net loss applicable to holders of common
  stock (in thousands)...................   $(64,379)    $(57,171)    $(32,246)      $(15,345)
                                            --------     --------     --------       --------
Weighted average number of common shares
  outstanding............................    200,000      200,000      200,000        200,000
                                            --------     --------     --------       --------
Basic weighted average number of common
  shares outstanding.....................    200,000      200,000      200,000        200,000
                                            ========     ========     ========       ========
Basic net loss per common share..........   $(321.90)    $(285.85)    $(161.23)      $ (76.73)
                                            ========     ========     ========       ========

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

11. RELATED PARTY TRANSACTIONS.

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

NOTES PAYABLE AND ACCRUED INTEREST TO PCI

    Amounts due to parent represent notes payable to PCI, advances and payments made on behalf of the Company by its parent PCI. Notes payable to PCI of $249,765,000 and $210,530,000 at December 31, 2001 and 2000, respectively, consists of an unsecured demand note and unpaid interest due to PCI. The notes between PCI and PCBV are revolving credit facilities which call for the borrower to pay 10% interest, payable monthly, on the outstanding principal amount and contain standard events of default for related-party indebtedness. All of these notes expire on October 26, 2003. However, due to the Going Concern and Liquidity Risks of PCI, UPC Polska and UPC discussed further in Note 3, under the terms of these Notes, the Company may be required to repay these Notes prior to their stated expiration. As a result, these amounts have been reflected as current in the Company's December 31, 2001 Consolidated Balance Sheet.

    Interest expense of $17,469,000, $15,201,000, $5,900,000 and $8,029,000 was
incurred by the Company, primarily in connection with borrowings from PCI for the years ended December 31, 2001 and 2000, and the five and seven months of 1999, respectively. Of this expense, $17,423,000, $15,201,000, $5,900,000 and
$8,029,000 has been added to the loan balance for the years ended December 31, 2001 and 2000, and the five months of 1999 and seven months of 1999, respectively.

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

    DUE TO PCI AND AFFILIATE

    Amounts due to affiliate of $66,612,000 and $22,864,000 at December 31, 2001 and 2000, respectively, are non-interest bearing and primarily represent amounts owed to Wizja TV BV for Wizja programming and PCI.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

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

    MANAGEMENT AGREEMENT

    The UPC TK Companies entered into management consulting agreements with PCI to recommend, advise, and consult the UPC TK Companies as to design, construction, development, and operation of the cable television systems. The agreements typically provide that the subsidiary will pay to PCI an annual consulting fee of $320,000 when and to the extent that the subsidiary's net income exceeds zero. These contingent management consulting fees payable to PCI are reflected in amounts "due to affiliate" in the accompanying consolidated balance sheets. The management agreements also provide for an initial term ending as of the end of the calendar year during which they became effective, and provide for successive renewals for one-year periods unless the agreement is terminated in writing with at least thirty days notice by either party. No management consulting fees were charged to corporate administration expense for the years ended December 31, 2001 and 2000 and for five and seven month periods of 1999.

    PRINT MEDIA SERVICES

    An affiliate of the Company provides print media services to the Company. The Company incurred operating costs related to those services of $0, $2,523,000, $0, and $296,000 for the years ended December 31, 2001, and 2000, and for the five months of 1999 and seven months of 1999, respectively. Included in accounts payable at December 31, 2001 and 2000, 1999 and August 5, 1999, and for the five and seven month period of 1999 is $0, $55,000, $0 and $1,114,000 due to this affiliate.

    PROGRAMMING

    Affiliates of PCI provide programming to the UPC TK Companies. The Company incurred programming fees from these affiliates of $24,161,000, $23,361,000, $9,588,000 and $12,729,000 for the

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

years ended December 31, 2001, and 2000, and for the five months of 1999 and seven months of 1999, respectively.

12. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

                                                            OPERATING
                                                 REVENUES     LOSS      NET LOSS
                                                 --------   ---------   --------
2001
  First Quarter................................  $17,653    $(12,199)   $(15,581)
  Second Quarter...............................   19,092     (11,075)    (13,463)
  Third Quarter................................   17,546     (12,285)    (20,335)
  Fourth Quarter...............................   19,132     (14,586)    (15,000)

2000
  First Quarter................................  $15,924    $ (8,262)   $(12,130)
  Second Quarter...............................   16,185     (10,853)    (18,884)
  Third Quarter................................   16,152     (10,539)    (16,260)
  Fourth Quarter...............................   16,477     (13,792)     (9,897)

13. COMMITMENTS AND CONTINGENCIES

LEASES

    Total rental expense associated with the operating leases mentioned below for the years ended December 31, 2001 and 2000, and the five months of 1999 and seven months of 1999 was $5,475,000, $2,968,000, $969,000 and $692,000,
respectively.

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of December 31, 2001 is $243,000 in 2002, and there are no minimum payments in 2003 or later.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $948,000 as of December 31, 2001.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately $132,217,000 over the next seventeen years, approximating $22,211,000 in 2002, $19,804,000 in 2003, $16,812,000 in 2004, $13,406,000 in 2005 and $59,984,000 in 2006 and
thereafter.

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

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of December 31, 2001 the Company's Polish subsidiaries have no profit available for distribution as dividends.

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations.

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

    In addition to the Ohio lawsuit, other minority shareholders of the Company (representing an additional approximately 6% of the shares of the Company, hereinafter the "Reece Group") have asserted claims against the past and present directors or officers of, or members of the Board of Managers of, PCI, the Company and UPC Polska or one or more controlling shareholders of UPC Polska but have not yet filed a lawsuit.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                        DECEMBER 31, 2001, 2000 AND 1999

    The claims by the Reece Group consist of allegations previously made by Reece Communications, Inc. ("RCI"). RCI's allegations were premised on, among other things, alleged acts, errors, omissions, misstatements, misleading statements or breaches of duty by the aforementioned officers, directors, or controlling shareholders. UPC Polska's affiliate has negotiated a settlement of those claims and a simultaneous purchase of the Reece Group's PCBV shares, as well as the purchase of all other shares of PCBV held by other minority shareholders and a settlement of their claims. On August 28, 2001, in exchange for the release of claims and the transfer of all outstanding shares in PCBV held by minority shareholders, UPC Polska and its affiliates paid in the aggregate approximately $3.6 million in cash at closing and issued promissory notes for $17.0 million. The Company has accounted for the $21.2 million as goodwill in the accompanying consolidated financial statements in accordance with SFAS 141. Accordingly, there has been no amortization recorded associated with this goodwill.

14. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

USE OF TPSA CONDUIT

    The Company's ability to build out its existing cable television networks and to integrate acquired systems into its cable television networks depends on, among other things, the Company's continued ability to design and obtain access to network routes, and to secure other construction resources, all at reasonable costs and on satisfactory terms and conditions. Many of such factors are beyond the control of the Company. In addition, at December 31, 2001, approximately 74.3% of the Company's cable plant had been constructed utilizing pre-existing conduits of TPSA. A substantial portion of the Company's contracts with TPSA for the use of such conduits permits termination by TPSA without penalty at any time either immediately upon the occurrence of certain conditions or upon provision of three to six months' notice without cause.

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of introducing Internet services to its customers and renegotiating certain conduit agreements with TPSA. As of December 31, 2001, the Company believes that it was not in material violation under any of its existing conduit agreements.

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

CREDIT WORTHINESS

    All of the Company's customers are located in Poland. As is typical in this industry, no single customer accounted for more than five percent of the Company's sales in 2001 or 2000. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

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

    (b) Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

    (c) Exhibit Listing

       3(i) Restated Certificate of Incorporation of Poland
           Communications, Inc., dated March 8, 2002.

       3(ii) By-Laws of PCI as amended through March 1998. (Incorporated by reference to PCI's Form 10-K, filed March 30, 1999.)

       4.1 Indenture dated as at October 31, 1996 between PCI and State Street Bank and Trust Company relating to PCI's 9 7/8% Senior Notes due 2003 and its 9 7/8% Series B Senior Notes due 2003 (Incorporated by reference to Exhibit 4.11 of PCI's Registration Statement on
           Form S-4, Registration No. 333-20307, filed January 24, 1997).

       10.4 Purchase Agreement dated October 24, 1996 between PCI and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to $130,000,000 aggregate principal amount of PCI's 9 7/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 1.1 of PCI's Registration Statement on Form S-4, Registration
           No. 333-20307, filed January 24, 1997).

       11.1 Statement re computation of per share earnings (contained in Note 11 to the Consolidated Financial Statements for Poland Communications, Inc. in this Annual Report on Form 10-K).

       11.2 Statement re computation of per share earnings (contained in Note 10 to the Consolidated Financial Statements for Poland Cablevision (Netherlands) B.V. in this Annual Report on Form 10-K).

       99  Letter re Auditor Representation

    No annual report or proxy material is being sent to security holders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      POLAND COMMUNICATIONS, INC.

                                                                       /s/ SIMON BOYD
                                                      ------------------------------------------------
                                                                         Simon Boyd
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----

                 /s/ SIMON BOYD                   President, Chief Executive Officer
     --------------------------------------         and Director (Principal Executive    April 3, 2002
                   Simon Boyd                       Officer)

              /s/ JOANNA NIECKARZ                 Chief Financial Officer (Principal
     --------------------------------------         Financial and Principal Accounting   April 3, 2002
                Joanna Nieckarz                     Officer) and Director

               /s/ ANTON TUIJTEN
     --------------------------------------       Vice President and General Counsel     April 3, 2002
                 Anton Tuijten                      Director

          /s/ WALTER EUGENE MUSSELMAN
     --------------------------------------       Director                               April 3, 2002
            Walter Eugene Musselman

              /s/ NIMROD J. KOVACS
     --------------------------------------       Director                               April 3, 2002
                Nimrod J. Kovacs