Form 10-Q
period 2002-03-31
POLAND COMMUNICATIONS INC
filed 2002-05-15
CIK 1031232

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

          / / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT 1934

                FROM THE TRANSITION PERIOD FROM ______ TO ______

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

The number of shares outstanding of Poland Communications, Inc.'s common stock as of March 31, 2002, was:

                              Common Stock  18,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          POLAND COMMUNICATIONS, INC.
                                FORM 10-Q INDEX
                   FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

                                                                             PAGE NO.
PART I FINANCIAL INFORMATION                                                 --------
      Item 1.  Financial Statements
               Poland Communications, Inc.
               Consolidated Balance Sheets.................................     3-4
               Consolidated Statements of Operations.......................       5
               Consolidated Statements of Comprehensive Loss...............       6
               Consolidated Statements of Cash Flows.......................       7
               Notes to Consolidated Financial Statements..................       8

               Poland Cablevision (Netherlands) B.V.

               Consolidated Balance Sheets.................................      20
               Consolidated Statements of Operations.......................      21
               Consolidated Statements of Comprehensive Loss...............      22
               Consolidated Statements of Cash Flows.......................      23
               Notes to Consolidated Financial Statements..................      24

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and
               Results of Operations.......................................   36-44

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk........................................................      44

PART II OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................      46

      Item 2.  Changes in Securities and Use of Proceeds...................      46

      Item 3.  Defaults Upon Senior Securities.............................      46

      Item 4.  Submission of Matters to a Vote of Security Holders.........      46

      Item 5.  Other Information...........................................      46

      Item 6.  Exhibits and Reports on Form 8-K............................      46

                          POLAND COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,597      $  3,210
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,115 in 2002 and $2,765 in 2001...........       5,483         6,478
  Prepayments...............................................         894           733
  Due from affiliates.......................................          10            48
  Other current assets......................................          14           176
                                                                --------      --------
    Total current assets....................................       7,998        10,645
                                                                --------      --------

Property, plant and equipment:
  Cable system assets.......................................     164,304       166,955
  Construction in progress..................................         608           783
  Vehicles..................................................       1,606         1,612
  Office, furniture and equipment...........................      11,259        11,431
  Other.....................................................       9,189        12,146
                                                                --------      --------
                                                                 186,966       192,927

  Less accumulated depreciation.............................     (58,831)      (54,059)
                                                                --------      --------
    Net property, plant and equipment.......................     128,135       138,868

Inventories for construction................................       3,775         4,028
Intangible assets, net (note 2).............................     356,472       370,062
                                                                --------      --------

    Total assets............................................    $496,380      $523,603
                                                                ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $  18,201      $  19,391
  Accrued interest..........................................         595            240
  Deferred revenue..........................................       2,563          2,646
  Current portion of notes payable..........................         302            407
  Due to UPC Polska and its affiliates (note 3).............      54,399         60,343
                                                               ---------      ---------
      Total current liabilities.............................      76,060         83,027
                                                               ---------      ---------

Long-term liabilities:
  Notes payable and accrued interest to UPC Polska..........       9,934          9,706
  Notes payable (note 3)....................................      14,509         14,509
                                                               ---------      ---------
      Total liabilities.....................................     100,503        107,242
                                                               ---------      ---------

Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)..........      44,772         43,521
Mandatorily Redeemable Debenture Stock, 30,000 shares
  authorized; 14,000 shares issued and outstanding
  (including accrued dividend)..............................     176,529        172,223

Commitments and contingencies (note 9)

Stockholder's equity:
  Common stock, $.01 par value; 27,000 shares authorized,
    18,948 shares issued and outstanding....................           1              1
  Paid-in capital...........................................     347,907        353,464
  Accumulated other comprehensive loss......................     (35,319)       (21,232)
  Accumulated deficit.......................................    (138,013)      (131,616)
                                                               ---------      ---------
      Total stockholder's equity............................     174,576        200,617
                                                               ---------      ---------
      Total liabilities and stockholder's equity............   $ 496,380      $ 523,603
                                                               =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues (note 6).........................................       $ 19,713             $ 18,728

Operating expenses:
  Direct operating expenses charged by third parties (note
    6)....................................................          6,953                5,884
  Direct operating expenses charged by affiliates (note
    6)....................................................          3,321                6,476
  Selling, general and administrative expenses............          4,763                6,616
  Depreciation and amortization...........................          7,131               13,112
                                                                 --------             --------
Total operating expenses..................................         22,168               32,088
                                                                 --------             --------

  Operating loss..........................................         (2,455)             (13,360)

Interest and investment income............................             15                   57
Interest expense (note 6).................................           (616)                (607)
Non operating expense.....................................             --                 (205)
Foreign exchange gain/(loss), net.........................         (3,275)               1,007
                                                                 --------             --------

  Loss before income taxes................................         (6,331)             (13,108)

Income tax expense........................................            (66)                 (36)
                                                                 --------             --------

  Net loss................................................       $ (6,397)            $(13,144)
                                                                 ========             ========

  Accretion of redeemable preferred stock.................         (1,251)              (1,117)
  Accrued dividend on Mandatorily Redeemable Debenture
    Stock.................................................         (4,306)              (3,914)
                                                                 --------             --------

Net loss applicable to holders of common stock............       $(11,954)            $(18,175)
                                                                 ========             ========

Basic net loss per common share...........................       $(630.88)            $(959.20)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Net loss..................................................       $ (6,397)            $(13,144)
Other comprehensive (loss) / income:
Translation adjustment....................................        (14,087)               4,529
                                                                 --------             --------
Comprehensive loss........................................       $(20,484)            $ (8,615)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................       $(6,397)             $(13,144)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization.......................         7,131                13,112
      Unrealised foreign exchange (gains)/losses..........         3,616                  (638)
      Other...............................................            53                   327
      Changes in operating assets and liabilities:
        Accounts receivable...............................           802                 1,750
        Other current assets..............................            86                  (804)
        Accounts payable..................................          (255)               (1,947)
        Accrued interest..................................           360                   355
        Amounts due to affiliates and parent..............        (3,292)                7,015
        Amounts due from UPC affiliates...................            38                  (513)
        Deferred revenue..................................            10                    74
                                                                 -------              --------
          Net cash provided by operating activities.......         2,152                 5,587
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment.............................................        (1,126)               (8,989)
                                                                 -------              --------
          Net cash used in investing activities...........        (1,126)               (8,989)
Cash flows from financing activities:
  Proceeds from parent....................................            --                 4,352
  Repayments to parent....................................        (2,424)                   --
  Repayment of notes payable..............................          (104)                 (109)
                                                                 -------              --------
          Net cash (used in)/provided by financing
            activities....................................        (2,528)                4,243

          Net increase/ (decrease) in cash and cash
            equivalents...................................        (1,502)                  841
Effect of exchange rates on cash and cash equivalents.....          (111)                   56
Cash and cash equivalents at beginning of period..........         3,210                 1,442
                                                                 -------              --------
Cash and cash equivalents at end of period................       $ 1,597              $  2,339
                                                                 =======              ========
Supplemental cash flow information:
  Cash paid for interest..................................       $    66              $     99
                                                                 =======              ========
  Cash paid for income taxes..............................       $    28              $     36
                                                                 =======              ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001

1.  BASIS OF PRESENTATION

    The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of March 31, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC (the "2001 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    On June 2, 1999, UPC Polska, Inc., ("UPC Polska"), formerly @
Entertainment, Inc., the Company's parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share.

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

    As a result of the Acquisition, UPC pushed down the goodwill of approximately $979.3 million to UPC Polska establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between the UPC Polska's business segments based on the investment model used for acquisition. The Company was allocated approximately $417.1 million of goodwill. During the year ended December 31, 2001 this figure increased by $23.4 million to $440.5 million due to the purchase by an affiliate of the Company's parent of outstanding stock from Poland Cablevision (Netherlands) B.V. ("PCBV") minority shareholders in connection with settlement of the PCBV minority shareholders lawsuit.

    As of January 1, 2002, the Company adopted SFAS No. 142, which requires goodwill and intangible assets with indefinite lives to no longer be amortized. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 does not include any such amortization expense. For the three months ended March 31, 2001, the consolidated statement of operations included amortization expense of approximately $6.6 million.

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

3.  GOING CONCERN AND LIQUIDITY RISKS

    These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flows in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception.

    The Company relies solely on UPC Polska for its sources of liquidity and financing, which relies solely on UPC for its sources of liquidity and financing. The financial and liquidity problems experienced by UPC and UPC Polska, as described further below, have a significant impact on the Company ability to continue as a going concern. During 2001, UPC Polska reviewed its long-term plan for its operations and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. UPC Polska and the Company expect to have positive EBITDA and positive cash flows in 2002.

    As of March 31, 2002, the Company had negative working capital of $68.1 million and has experienced operating losses of $2.5 million and $13.4 million during the three months ended March 31, 2002 and 2001, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to the PCI Notes. During 2002, the Company will be required to repay the Bank Rozwoju facility of $0.3 million (approximately $30,000 on a monthly basis). In 2003, the Company will also be required to repay approximately $14.5 million in principal amount under the PCI Notes. It also has $54.4 million in trade payables due to UPC Polska and affiliates, which is classified as current liability as of March 31, 2002.

    As of March 31, 2002, UPC Polska has a negative working capital of $394.3 million, stockholder's deficit of $302.3 million and has experienced operating losses of $4.4 million and $51.8 million during the three months ended March 31, 2002 and 2001, respectively. Additionally, UPC Polska has significant funding obligations during 2002 and 2003, in which it does not have the current cash available or available borrowing capacity to fund these obligations.

    The Company, since its August 6, 1999 Merger, has relied completely on funding from its shareholder UPC Polska. As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and May 1, 2002, and its failure to make the interest payment upon the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to foreclose on the collateral securing these notes. As of the date of the filing of this Quarterly Report on Form 10-Q, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a non-binding Memorandum of Understanding with UnitedGlobalCom, Inc., UPC's parent, to enter into negotiations with the holders of UPC's senior notes and senior discount notes to attempt to reach agreement on a means to restructure UPC's indebtedness at the holding company level. In addition, UPC has received waivers from the lenders under its and its subsidiaries' bank facilities for the cross Events of Default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1,

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

2002 and May 1, 2002 on UPC's outstanding senior notes within the applicable grace periods. Although the Company had anticipated being able to rely on UPC Polska, which is relaying on UPC, to meet its payment obligations, given UPC's and UPC Polska's liquidity concerns, the Company is not certain that it will receive the necessary financing from UPC Polska. If the Company is unable to rely on UPC Polska for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC Polska, UPC and UnitedGlobalCom, Inc., UPC's parent.

    As of March 31, 2002, a significant amount of UPC Polska's unrestricted cash has limitations imposed on it by its indentures and notes payable to UPC. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required by UPC Polska, UPC Polska has limited sources of funding available to it outside of its operating cash flows. Additionally, as a result of material adverse change provisions contained in the debt agreements between UPC and UPC Polska, the notes payable to UPC of $451.7 million have been classified as current in the UPC Polska financial statements. In the event UPC accelerated payment under its notes, UPC Polska would have limited funds or available borrowings to repay these notes. Additionally, the UPC Polska debt agreements have various Events of Default, including the acceleration of the payment of other debt of UPC Polska in excess of $15 million. In the event UPC Polska's debt were to be accelerated or it were to have an other Event of Default which were not cured in a timely manner pursuant to the respective agreements, UPC Polska's and PCI's Notes of $416.9 million would become due. UPC Polska has evaluated the likelihood of it experiencing an Event of Default as of the date of filing this Quarterly Report on Form 10-Q and has determined, based on its assessment, that it is not "virtually certain" that an Event of Default will occur. As a result, on March 31, 2002 UPC Polska financial statements, the amounts related to the UPC Polska Notes have been reflected as a long-term liability. UPC Polska's available cash on hand will be insufficient to satisfy all of its obligations, and UPC Polska cannot be certain that it will be able to obtain the necessary financing at all, or on terms that will be favorable to UPC Polska.

    Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including Internet services; developing content tailored to the interests of existing subscribers; and improving the effectiveness of the Company's sales and marketing efforts.

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

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

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

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

INTERNET SERVICE REVENUES:

    The Company also provides Internet services to its cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 Revenue Recognition in Financial Statements.

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

    U.S. TAXATION - PCI is subject to U.S. Federal taxation on its worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

    FOREIGN TAXATION - Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

    Income tax for other foreign companies is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes, which may result in deferred income tax assets and liabilities.

    Effective January 1998, the Company adopted EITF 92-8, "Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary", the Company's

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

functional currency bases exceeded the local currency tax bases of non-monetary items. The differences between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment include assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the three months ended March 31, 2002 and 2001, no interest costs were capitalized.

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

    Effective as of the Merger Date, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Merger. The goodwill that was pushed down to the Company was amortized using straight-line basis over the expected periods to be benefited, which is fifteen years. The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. In connection therewith, the Company no longer amortizes such goodwill.

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized generally over a period of ten years. In the event the Company does not

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations"
("SFAS 141"), which was required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of the minority interest in PCBV in August 28, 2001.

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized as interest expense over the life of the loan using the effective interest method. Such costs were included in the Merger as part of the purchase accounting adjustment in 1999.

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

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss.

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency bases for nonmonetary items of its Polish subsidiaries in accordance with guidelines established within EITF Issue 92-4, "Accounting For a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The differences between the new functional currency and the tax bases have been recognized as temporary differences.

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

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, redeemable preferred stock, mandatorily redeemable debenture stock and accrued expenses and notes payable. At March 31, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At March 31, 2002 and December 31, 2001, the carrying value of the redeemable preferred stock has been determined based upon the amount of future cash flows discounted using the Company's estimated borrowing rate for similar instruments. It was not practicable to estimate the fair value of the redeemable preferred stock due to the fact that the instruments are wholly owned by the Company's parent.

    At March 31, 2002 and December 31, 2001, the fair value of the Company's notes payable balance approximated $14,811,000 and $14,916,000, respectively based on the last trading price of the notes as of these dates. It was not practical to estimate the fair value due to affiliate and notes receivable from affiliates due to the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments. At the date of the Merger, the PCI

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

Notes were restated to their fair market value at this date. The resulting $1.6 million increase was recorded in the pushed-down purchased accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As identified in
Note 3, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently in the process of adopting the New Accounting Standards discussed in Note 5 to the Unaudited Financial Statements. As of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting these New Standards. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. For three months ended March 31, 2002 and 2001, the Company incurred advertising costs of approximately $305,000, and $182,000, respectively.

5.  NEW ACCOUNTING STANDARDS

ADOPTED

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective
January 1, 2002, the Company was required to apply all other provisions of SFAS 142. As of January 1, 2002, the Company ceased the amortization on its goodwill. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 does not include any such amortization expense. For the three months ended March 31, 2001, the consolidated statement of operations included amortization expense of approximately $6.6 million. The

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

Company is currently evaluating the additional impact, if any, the adoption of SFAS 142 will have on the Company's financial position and results of operations.

TO BE ADOPTED

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not anticipated to have a material impact on Company's financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on Company's financial position and results of operation. The Company expects it will have SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

6.  RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER REVENUE

    The Company has provided certain call center services to TKP. The total revenue from these services amounted to $918,000 for the three months ended March 31, 2002; there was no such revenue during three months ended 2001.

DIRECT OPERATING EXPENSES CHARGE BY AFFILIATES

    Programming has been provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $2,966,000 and $6,425,000 for the three months ended March 31, 2002 and 2001, respectively.

    The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted $29,000 for the three months ended March 31, 2002; there were no such costs during three months ended 2001.

    The Company has incurred direct cost related to Internet services from its affiliates amounting to $326,000 and $51,000 for the three months ended
March 31, 2002 and 2001, respectively.

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

INTEREST EXPENSE

    During the three months ended March 31, 2002 and 2001, the Company incurred interest expense in relation to the loans payable to UPC Polska of $228,000 and $227,000, respectively.

7.  RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2002.

8.  LOSS PER SHARE

    Basic loss per common share is based on the weighted average number of common shares outstanding of 18,948 for three months periods ended March 31, 2002 and 2001.

9.  COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of March 31, 2002 are $1,224,000 in 2002, $1,208,000 in 2003, $1,191,000 in 2004, $1,187,000
in 2005 and $475,000 in 2006.

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $920,000 as of March 31, 2002.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At March 31, 2002, the Company had an aggregate minimum commitment in relation to these agreements of approximately $127,919,000 over the next sixteen years, approximating $16,748,000 in 2002, $19,906,000

                          POLAND COMMUNICATIONS, INC.

                            MARCH 31, 2002 AND 2001

in 2003, $16,105,000 in 2004, $12,589,000 in 2005, $6,064,000 in 2006 and
$56,507,000 in 2007 and thereafter.

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and
(iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations. The case is still pending in the Court.

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of March 31, 2002 the Company's Polish subsidiaries had no profit available for distribution as dividends.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $   1,301     $   2,933
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,084 in 2002 and $2,733 in 2001...........       5,442         6,428
  Prepayments...............................................         891           733
  Due from affiliates.......................................          --           206
                                                               ---------     ---------
    Total current assets....................................       7,634        10,300
                                                               ---------     ---------

Property, plant and equipment:
  Cable system assets.......................................     131,004       134,870
  Construction in progress..................................         600           774
  Vehicles..................................................       1,436         1,435
  Office, furniture and equipment...........................      10,743        10,907
  Other.....................................................       8,231         8,520
                                                               ---------     ---------
                                                                 152,014       156,506

  Less accumulated depreciation.............................     (47,527)      (43,307)
                                                               ---------     ---------
    Net property, plant and equipment.......................     104,487       113,199

Inventories for construction................................       3,755         4,008
Intangible assets, net (note 2).............................     313,128       325,027
                                                               ---------     ---------

    Total assets............................................   $ 429,004     $ 452,534
                                                               =========     =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $  16,608     $  17,560
  Deferred revenue..........................................       2,472         2,558
  Notes payable and accrued interest to PCI.................     251,711       249,765
  Due to PCI and UPC Polska and affiliates..................      64,230        66,612
                                                               ---------     ---------
    Total current liabilities...............................     335,021       336,495
                                                               ---------     ---------

Commitments and contingencies (note 9)

  Minority Interest.........................................         240           285

Stockholders' equity:
  Capital stock par value, $0.50 par; 200,000 shares
    authorized, issued and outstanding......................         100           100
  Paid-in capital...........................................     288,783       288,783
  Accumulated other comprehensive loss......................     (31,705)      (19,333)
  Accumulated deficit.......................................    (163,435)     (153,796)
                                                               ---------     ---------
    Total stockholders' equity..............................      93,743       115,754
                                                               ---------     ---------

    Total liabilities and stockholders' equity..............   $ 429,004     $ 452,534
                                                               =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Revenues (note 6).........................................       $ 19,619             $ 17,653

Operating expenses:
  Direct operating expenses charged by third parties (note
    6)....................................................          6,946                5,592
  Direct operating expenses charged by affiliates (note
    6)....................................................          4,433                7,028
  Selling, general and administrative expenses............          4,741                6,190
  Depreciation and amortization...........................          6,021               11,042
                                                                 --------             --------
    Total operating expenses..............................         22,141               29,852
                                                                 --------             --------

    Operating loss........................................         (2,522)             (12,199)

Interest income...........................................             15                   53
Interest expense (note 6).................................         (4,498)              (4,213)
Foreign exchange gain / (loss), net.......................         (2,614)                 804
                                                                 --------             --------

  Loss before minority interest and income taxes..........         (9,619)             (15,555)

Minority interest in subsidiary loss......................             45                   (6)
Income tax expense........................................            (65)                 (20)
                                                                 --------             --------

    Net loss..............................................       $ (9,639)            $(15,581)
                                                                 ========             ========

    Basic net loss per common share.......................       $ (48.20)            $ (77.91)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Net loss..................................................       $ (9,639)            $(15,581)

Other comprehensive (loss) / income:
  Cumulative translation adjustment.......................        (12,372)               3,966
                                                                 --------             --------
Comprehensive loss........................................       $(22,011)            $(11,615)
                                                                 ========             ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                              MARCH 31, 2002       MARCH 31, 2001
                                                            ------------------   ------------------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................       $(9,639)             $(15,581)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Monority interest...................................           (45)                    6
      Depreciation and amortization.......................         6,021                11,042
      Interest expense added to notes payable to PCI......         4,497                 4,213
      Unrealised foreign exchange (gain)/losses...........         2,812                  (432)
      Other...............................................             7                    --
      Changes in operating assets and liabilities:
        Accounts receivable...............................           759                 1,402
        Other current assets..............................           (47)                 (465)
        Accounts payable..................................           (81)               (2,191)
        Deferred revenue..................................             4                   (73)
        Amounts due to affiliates and parent..............        (2,382)                4,321
        Amounts due from UPC affiliates...................           206                  (513)
        Other.............................................            --                   327
                                                                 -------              --------
          Net cash provided by operating activities.......         2,112                 2,056
                                                                 -------              --------

Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment.............................................        (1,090)               (8,891)
                                                                 -------              --------
          Net cash used in investing activities...........        (1,090)               (8,891)
                                                                 -------              --------

Cash flows from financing activities:
  Proceeds/(repayment) from parent, net...................        (2,551)                7,542
                                                                 -------              --------
          Net cash (used in)/provided by financing
            activities....................................        (2,551)                7,542
                                                                 -------              --------
          Net increase/(decrease) in cash.................        (1,529)                  707

Effect of exchange rates on cash and cash equivalents.....          (103)                   51
Cash and cash equivalents at beginning of the period......         2,933                 1,159
                                                                 -------              --------

Cash and cash equivalents at end of the period............       $ 1,301              $  1,917
                                                                 =======              ========

Supplemental cash flow information:
  Cash paid for interest..................................       $    34              $     28
                                                                 =======              ========
  Cash paid for income taxes..............................       $    22              $     21
                                                                 =======              ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001

1.  BASIS OF PRESENTATION

    Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV" or the "Company") as PCBV is a guarantor of PCI's
9 7/8% Senior Notes due 2003 and 9 7/8% Series B Senior Notes due 2003, (collectively, the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited but in the opinion of management reflect all adjustments which are necessary for a fair statement of PCBV's consolidated results of operations and cash flows for the interim periods and PCBV's financial position as of March 31, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of PCBV and the notes thereto included in PCI's 2001 Annual Report on Form 10-K filed with the SEC. The interim financial results are not necessarily indicative of the results of the full year.

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    On June 2, 1999, UPC Polska, Inc., ("UPC Polska"), formerly @
Entertainment, Inc., the Company's parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. ("UPC"), whereby UPC and its wholly-owned subsidiary, Bison Acquisition Corp. ("Bison"), initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share.

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

    As a result of the Acquisition, UPC pushed down the goodwill of approximately $979.3 million to UPC Polska establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between the UPC Polska's business segments based on the investment model used for acquisition. PCBV was allocated approximately $354.0 million of goodwill. During the year ended December 31, 2001 this figure increased by $23.4 million to $377.4 million due to the purchase by an affiliate of UPC Polska of outstanding stock from PCBV's minority shareholders in connection with settlement of the PCBV minority shareholders lawsuit.

    As of January 1, 2002, the Company adopted SFAS No. 142, which requires goodwill and intangible assets with indefinite lives to no longer be amortized. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 does not include any such amortization expense. For the three months ended March 31, 2001, the consolidated statement of operations included amortization expense of approximately $5.9 million.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

3.  GOING CONCERN AND LIQUIDITY RISKS

    These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flows in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception.

    PCBV relies solely on PCI, a wholly owned subsidiary of UPC Polska, for its sources of liquidity and financing, which relies solely on UPC for its sources of liquidity and financing. The financial and liquidity problems experienced by UPC and UPC Polska, as described further below, have a significant impact on PCBV and its shareholder, PCI, ability to continue as going concerns.

    During 2001, UPC Polska reviewed its long term plan for its operations and revised its business strategy for cable television from aggressive growth to focus on achievement of positive cash flow. As a result, UPC Polska, PCI and PCBV expect to have positive EBITDA and cash flows in 2002.

    As of March 31, 2002, the Company has negative working capital of $327.4 million and has experienced operating losses of $2.5 million and $12.2 million during the three months ended March 31, 2002 and 2001, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as the notes and accrued interest due to PCI of $251.7 million, which are due on demand.

    As of March 31, 2002, PCI has negative working capital of $68.1 million and has experienced operating losses of $2.5 million and $13.4 million during the three months ended March 31, 2002 and 2001, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to the PCI Notes. During 2002, PCI will be required to make repayment of the Bank Rozwoju facility of $0.3 million. In 2003, PCI will also be required to repay of approximately $14.5 million in principal amount under the PCI Notes.

    As of March 31, 2002, UPC Polska has a negative working capital of $394.3 million, stockholder's deficit of $302.3 million and has experienced operating losses of $4.4 million and $51.8 million during the three months ended March 31, 2002 and 2001, respectively. Additionally, UPC Polska has significant funding obligations during 2002 and 2003, in which it does not have the current cash available or available borrowing capacity to fund these obligations.

    The Company, since its August 6, 1999 Merger, has relied completely on funding from its shareholder PCI. The Company repaid $2.6 million to PCI during the period of three months ended March 31, 2002. During the period of three months ended March 31, 2001 the Company received funding in the form of proceeds from notes of $7.5 million. Additionally, PCI allowed the Company to accrue, but not pay interest of $4.5 million and $4.2 million for the periods of three months ended March 31, 2002 and 2001, respectively.

    As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and May 1, 2002, and its failure to make the interest payment upon the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

foreclose on the collateral securing these notes. As of the date of the filing of this Quarterly Report on Form 10-Q, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a non-binding Memorandum of Understanding with UnitedGlobalCom, Inc., UPC's parent, to enter into negotiations with the holders of UPC's senior notes and senior discount notes to attempt to reach agreement on a means to restructure UPC's indebtedness at the holding company level. In addition, UPC has received waivers from the lenders under its and its subsidiaries' bank facilities for the cross Events of Default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 and May 1, 2002 on UPC's outstanding senior notes within the applicable grace periods. Although the Company had anticipated being able to rely on PCI, which is relying on UPC Polska, which is relaying on UPC, to meet its payment obligations, given UPC's, UPC Polska's and PCI's liquidity concerns, the Company is not certain that it will receive the necessary financing from PCI. If the Company is unable to rely on PCI for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of PCI, UPC Polska, UPC and UnitedGlobalCom, Inc., UPC's parent.

    As of March 31, 2002, a significant amount of UPC Polska's unrestricted cash has limitations imposed on it by its indentures and notes payable to UPC. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required by UPC Polska, UPC Polska has limited sources of funding available to it outside of its operating cash flows. Additionally, as a result of material adverse change provisions contained in the debt agreements between UPC and UPC Polska, the notes payable to UPC of $451.7 million have been classified as current in the UPC Polska financial statements. In the event UPC accelerated payment under its notes, UPC Polska would have limited funds or available borrowings to repay these notes. Additionally, the UPC Polska debt agreements have various Events of Default, including the acceleration of the payment of other debt of UPC Polska in excess of $15 million. In the event UPC Polska's debt were to be accelerated or it were to have an other Event of Default which were not cured in a timely manner pursuant to the respective agreements, UPC Polska's and PCI's Notes of $416.9 million would become due. UPC Polska has evaluated the likelihood of it experiencing an Event of Default as of the date of filing this Quarterly Report on Form 10-Q and has determined, based on its assessment, that it is not "virtually certain" that an Event of Default will occur. As a result, in the UPC Polska March 31, 2002 and December 31, 2001 consolidated balance sheet, the amounts related to the UPC Polska Notes have been reflected as a long-term liability. UPC Polska's available cash on hand will be insufficient to satisfy all of its obligations, and UPC Polska cannot be certain that it will be able to obtain the necessary financing at all, or on terms that will be favorable to UPC Polska.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

    Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including Internet services; developing content tailored to the interests of existing subscribers; and improving the effectiveness of the Company's sales and marketing efforts.

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

    The Company maintains its books of accounts in Poland and the Netherlands in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP.

    The consolidated financial statements include the financial statements of Poland Cablevision (Netherlands) B.V. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

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

INTERNET SERVICE REVENUES:

    The Company provides Internet services to its cable television customers. Revenue from subscription is recognized on a monthly basis as the service is provided. Installation fee revenue is deferred and amortized to income over the estimated average period that new subscribers are expected to remain connected to the system in accordance with SAB 101 Revenue Recognition in Financial Statements.

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

    NETHERLANDS TAXATION - The income tax treaty currently in force between the Netherlands and the United States provides that the Netherlands may impose a withholding tax at a maximum of 5% on dividends paid by PCBV to its stockholders.

    FOREIGN TAXATION - Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

    Income tax for other foreign companies is calculated in accordance with Polish tax regulations. Due to differences between accounting practices under Polish tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

reporting purposes and income tax reporting purposes, which may result in deferred income tax assets and liabilities.

    Effective January 1998, the Company adopted EITF 92-8, "Accounting for the Income Tax Effects under FASB Statement No. 109 of a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary". As a result of adopting EITF 92-4, "Accounting for a Change in Functional Currency When the Economy Ceases to Be Considered Highly Inflationary." the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The differences between the new functional currency and the tax bases have been recognized as temporary differences in accordance with EITF 92-8.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment include assets used in the development and operation of the various cable television systems. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable television systems. When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the three months ended March 31, 2002, and 2001, no interest costs were capitalized.

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

    Effective as of the Merger Date, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Merger. The goodwill that was pushed down to the Company was amortized using straight-line basis over the expected periods to be benefited, which is fifteen years. The Company

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

adopted SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. In connection therewith, the Company no longer amortizes such goodwill.

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

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141"), which was required to be adopted July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of the minority interest in PCBV in August 28, 2001.

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

                            MARCH 31, 2002 AND 2001

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

    Effective January 1, 1998, Poland is no longer deemed to be a highly inflationary economy. In accordance with this change, the Company established a new functional currency bases for nonmonetary items of its Polish subsidiaries in accordance with guidelines established within EITF Issue 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to Be Considered Highly Inflationary." That basis is computed by translating the historical reporting currency amounts of non-monetary items into the local currency at current exchange rates. As a result of this change, the Company's functional currency bases exceeded the local currency tax bases of non-monetary items. The differences between the new functional currency and the tax bases have been recognized as temporary differences.

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

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and notes payable.

    At March 31, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As identified in
Note 3, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently in the process of adopting the New Accounting Standards discussed in Note 5 to the Unaudited Financial Statements. As of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting these New Standards. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. For three months ended March 31, 2002 and 2001, the Company incurred advertising costs of approximately $305,000, and $182,000, respectively.

5.  NEW ACCOUNTING STANDARDS

ADOPTED

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective
January 1, 2002, the Company was required to apply all other provisions of SFAS 142. As of January 1, 2002, the Company ceased the amortization on its goodwill. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 does not include any such amortization expense. For the three months ended March 31, 2001, the consolidated statement of operations included amortization expense of approximately $5.9 million. The Company is currently evaluating the additional impact, if any, the adoption of SFAS 142 will have on the Company's financial position and results of operations.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

TO BE ADOPTED

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material impact on Company's financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on Company's financial position and results of operation. The Company expects it will have SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

6.  RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER REVENUE

    The Company has provided certain call center services to TKP. The total revenue from these services amounted to $918,000 for the three months ended March 31, 2002; there was no such revenue in 2001.

DIRECT OPERATING EXPENSES CHARGE BY AFFILIATES

    Programming has been provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $2,966,000 and $6,143,000 for the three months ended March 31, 2002 and 2001, respectively.

    The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted $29,000 for the three months ended March 31, 2002; there were no such costs in 2001.

    During the three months ended March 31, 2002 and 2001, the Company was charged by PCI with $1,112,000 and $834,000, respectively, in relation to cable network lease.

    The Company has incurred direct cost related to Internet services from its affiliates amounting to $326,000 and $51,000 for the three months ended
March 31, 2002 and 2001, respectively.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

INTEREST EXPENSE

    During the three months ended 2002 and 2001, the Company incurred interest expense in relation to the loans payable to PCI and its affiliates of $4,497,000 and $4,213,000, respectively.

7.  RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three months ended March 31, 2002.

8.  LOSS PER SHARE

    Basic loss per common share is based on the weighted average number of common shares outstanding of 200,000 for the three months ended March 31, 2002 and 2001.

9.  COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of March 31, 2002 are $1,224,000 in 2002, $1,208,000 in 2003, $1,191,000 in 2004, $1,187,000
in 2005 and $475,000 in 2006.

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

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $920,000 as of March 31, 2002.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At March 31, 2002, the Company had an aggregate minimum commitment in relation to these agreements of approximately $127,919,000 over the next sixteen years, approximating $16,748,000 in 2002, $19,906,000

                     POLAND CABLEVISION (NETHERLANDS) B.V.

                            MARCH 31, 2002 AND 2001

in 2003, $16,105,000 in 2004, $12,589,000 in 2005, $6,064,000 in 2006 and
$56,507,000 in 2007 and thereafter.

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o., an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and
(iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company does not believe that the lawsuit will have a material adverse effect on its business operations. The case is still pending in the Court

DIVIDEND RESTRICTIONS

    The Company's Polish subsidiaries are only able to distribute dividends to the extent of accounting profit determined in accordance with Polish accounting principles. As of March 31, 2002 the Company's Polish subsidiaries have no profit available for distribution as dividends.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information concerning the results of operations and financial condition of Poland Communication, Inc. ("PCI" or the "Company"). Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 2001 Annual Report. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

OVERVIEW

    The Company operates the largest cable television system in Poland with approximately 1,864,600 homes passed and approximately 1,005,700 total subscribers as at March 31, 2002. The Company's revenue has increased by $1.0 million from $18.7 million to $19.7 million for three months ended March 31, 2001 and 2002, respectively. The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services and one-time installation fees for connection to its cable television networks. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At
March 31, 2002, approximately 62.3% of the Company's subscribers received its basic package. For the three months ended March 31, 2002, approximately 94.1% of the Company's cable revenue was derived from monthly subscription fees compared to approximately 97.7% for the three months ended March 31, 2001.

    The Company also provides Internet services to its cable television customers. Although the Company does not currently have additional capital to invest in development of this service, it intends to expand its Internet service offering at some point in the future. Revenue of $0.9 million for the three months ended March 31, 2002 and $0.2 million for the three months ended
March 31, 2001 was attributable to the Company's Internet services. Individual and home office Internet subscribers are charged a monthly subscription fee of $37.51 and $49.61, respectively, for internet and cable TV services combined. The standard installation fee is approximately $59.30 for existing cable customers and approximately $72.40 for new customers.

    In addition, the Company provides certain call center services, such as billing and subscriber support, to TKP. Revenue of $0.9 million was attributable to these services for the three months ended March 31, 2002.

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

    The Company has reviewed its business strategy. The Company's principal objective under its new strategy is for its business to become cash flow positive in the 2002. It will also focus on enhancing its position, as a leading provider of cable television in Poland by capitalizing on favorable opportunities that it believes exists in Poland.

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

    The Company has implemented a pricing strategy designed to increase revenue per subscriber and thus its profit margin. For an additional monthly charge, certain of the Company's cable networks in 2001 have offered two premium television services--the HBO Poland Service and Wizja Sport (since March, 2001 Wizja Sport was expanded to basic package). In connection with the Canal+ merger, in February 2002, Canal+ Multiplex began to be distributed across the Company's network. The Company, its parent and Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") are currently negotiating the definitive long-form channel carriage agreement for distribution of Canal+ Multiplex. The Company offers HBO Poland and Canal+ Multiplex for approximately $8.50 and $9.60 per month, respectively. The Company also offers these channels as a package at approximately $14.30 per month.

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign currency gains and losses, equity in losses of affiliated companies, income taxes, extraordinary items, non recurring items (e.g. compensation expenses related to stock options), gains and losses from the sale of assets other than in a normal course of business and minority interest. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company believes that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies. EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to cash flows from operations as a measure of liquidity. The Company reported positive EBITDA of $4.7 million for three months ended March 31, 2002 and negative EBIDTA of $0.2 million for three months ended March 31, 2001.

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

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 4 "Summary of Significant Accounting Policies" in the notes to the unaudited consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the assets can be recovered over the remaining lives through projected undiscounted future operating cash flows, expected to be generated by such assets. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. As identified in Note 3, the Company's existing liquidity problems may result in future impairments of long-lived assets if the Company does not have adequate financing available to execute its business strategy. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently in the process of adopting the New Accounting Standards discussed in
Note 5 to the Unaudited Financial Statements. As of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting these New Standards. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

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

RESULTS OF OPERATIONS

    REVENUE. Revenue increased $1.0 million or 5.3% from $18.7 million in the three months ended March 31, 2001 to $19.7 million in the three months ended March 31, 2002. This increase was primarily attributable to an increase in monthly subscription rates for cable television service, implemented in the second quarter 2001, set off in part by the depreciation of the Polish zloty against the US dollar and a decrease in the number of basic subscribers, and the increase in revenue from internet subscription from $0.2 million for the three months ended March 31, 2001 to $0.9 million for the three months ended March 31, 2002. In addition, during the three months ended March 31, 2002, the Company obtained revenue of $0.9 million from certain call center services, such as billing and subscriber support, provided to TKP.

    Revenue from monthly subscription fees represented 94.1% and 97.7% of cable television revenue for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Company generated approximately $0.9 million of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and the Canal+ Multiplex channel to cable subscribers as compared to $1.2 million for the three months ended March 31, 2001, when HBO Poland and Wizja Sport were provided as premium channels.

    DIRECT OPERATING EXPENSES.  Direct operating expenses decreased
$2.1 million, or 16.9%, from $12.4 million for the three months ended March 31, 2001 to $10.3 million for the three months ended March 31, 2002, principally as a result of the decrease in programming expenses due to the discontinuation of Wizja Jeden and Wizja Sport channels and a decrease in the number of subscribers. Direct operating expenses decreased from 66.3% of revenues for the three months ended March 31, 2001 to 52.3% of revenues for the three months ended March 31, 2002.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.8 million or 27.3% from $6.6 million for the three months ended March 31, 2001 to $4.8 million for the three months ended March 31, 2002. This decrease was attributable mainly to decrease in sales, marketing and information technology related expenses as well as decrease in bad debt expense (of approximately $0.8 million) and improved operating efficiency.

    As a percentage of revenue, selling, general and administrative expenses decreased from 35.3% for the three months ended March 31, 2001 to approximately 24.4% for the three months ended March 31, 2002.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $6.0 million, or 45.8%, from $13.1 million for the three months ended March 31, 2001 to $7.1 million for the three months ended March 31, 2002, as a result of the non-amortization of goodwill, resulting from the application of SFAS No 142. Depreciation and amortization expense as a percentage of revenues decreased from 70.1% for the three months ended March 31, 2001 to 36.0% for the three months ended March 31, 2002.

    INTEREST EXPENSE. Interest expense amounted to $0.6 million for the three months ended March 31, 2002 and 2001.

    INTEREST AND INVESTMENT INCOME. The Company recorded $15,000 and $57,000 of interest and investment income for the three months ended March 31, 2002 and 2001, respectively.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the three months ended March 31, 2002, foreign exchange loss amounted to $3.3 million as compared to a foreign exchange gain of $1.0 million for the three months ended March 31, 2001. This change is attributable to depreciation of the Polish zloty against the US dollar during three months ended March 31, 2002 as compared to the Polish zloty appreciation against the US dollar during the three months corresponding period ended
March 31, 2001.

    INCOME TAX EXPENSE. The Company recorded $66,000 of income tax expense for the three months ended March 31, 2002, as compared to $36,000 for the three months ended March 31, 2001.

    NET LOSS. For the three months ended March 31, 2002 and the three months ended March 31, 2001, the Company had net losses of $6.4 million and $13.1 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from $18.2 million for the three months ended March 31, 2001 to $12.0 million for the three months ended March 31, 2002 mainly as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements in recent years primarily with
(i) capital contributions, debentures and preferred stock and loans from UPC Polska, (ii) borrowings under available credit facilities, (iii) cash flows from operations, and (iv) the sale of $130 million aggregate principal amount of the Company's 9 7/8% Senior Notes due 2003 ("PCI Notes"). The Company had positive cash flows from operating activities of $2.2 million and $5.6 million for three months ended March 31, 2002 and 2001, respectively, due to changes in amounts due to affiliates.

    Since the acquisition of all of the outstanding stock of the Company's parent, UPC Polska, by UPC on August 6, 1999, the Company has met its capital requirements primarily through the sale of its Debenture Stock for $140 million to UPC Polska, and increases in paid in capital from UPC Polska.

    Pursuant to the indentures governing the 9 7/8% Senior Notes due 2003 of Poland Communications, Inc. ("PCI Notes"), the Company is subject to certain restrictions and covenants, including, without limitation, covenants with respect to the following matters:

    a.  limitation on indebtedness;

    b.  limitation on restricted payments;

    c. limitation on issuances and sales of capital stock of restricted subsidiaries;

    d.  limitation on transactions with affiliates;

    e.  limitation on liens;

    f.  limitation on guarantees of indebtedness by subsidiaries;

    g.  purchase of the notes upon a change of control;

    h.  limitation on sale of assets;

    i. limitation on dividends and other payment restrictions affecting restricted subsidiaries;

    j.  limitation on investments in unrestricted subsidiaries;

    k.  consolidations, mergers, and sale of assets;

    l.  limitation on lines of business; and

    m. provision of financial statements and reports.

    The Company is in compliance with these covenants. However, as discussed further in Note 3 to the Company's unaudited consolidated financial statements, there is a risk that the Company could trigger an Event of Default (as defined in the indentures) under its indentures by violating one or more of the covenants set forth above during 2002. The Company has assessed this risk and determined that an Event of Default is not "virtually certain" to occur. Accordingly, the Company continues to reflect these notes as a long-term liability.

    The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $251,711,000 and $249,765,000 at March 31, 2002 and December 31, 2001,
respectively.

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

    In accordance with the terms of the indentures governing the PCI Notes, the Company was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 5, 1999, the Company had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, the Company has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. UPC Polska purchased 14,000 shares of Debenture Stock issued by the Company for $140 million to fund PCI's purchase of PCI Notes and operations. The Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, the Company has pledged to UPC Polska notes issued to it by the Company's subsidiary- PCBV with an aggregate principal amount of $176,815,000. The Company's Noteholders will be equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

    UPC Polska financed Company's operating and investing activities by making loans and increasing paid in capital, however there were no additional loans and/or paid in capital from UPC Polska during the first quarter of 2002.

    On March 31, 2002, the Company had, on a consolidated basis, approximately $78.8 million aggregate principal amount of indebtedness outstanding (including trade payable to UPC Polska and its affiliates), of which $64.3 million was owed to UPC Polska and its affiliates.

    The Company had positive cash flows from operating activities of $2.2 million for the three months ended March 31, 2002 and $5.6 million for the three months ended March 31, 2001, primarily due to the repayment of its liabilities to an affiliate of UPC Polska.

    Cash used for the purchase and expansion of the Company's cable television networks was $1.1 million and $9.0 million for three months ended March 31, 2002 and 2001, respectively.

    On March 31, 2002, the Company was committed to pay at least $134.3 million in guaranteed payments (including but not limited to payments for programming and rights) over the next sixteen years of which at least approximately
$19.0 million was committed through the end of 2002.

    The following table presents the Company's minimum future commitments under its programming and lease contracts.

                                                                                               2007 AND
                                         2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                       --------   --------   --------   --------   --------   ----------   --------
                                                                      (IN THOUSANDS)
Building.............................  $ 1,224    $ 1,208    $ 1,191    $ 1,187     $  475      $    --    $  5,285
Conduit..............................      875         45         --         --         --           --         920
Programming..........................   16,748     19,906     16,105     12,589      6,064       56,507     127,919
Other................................      135         --         --         --         --           --         135
Headend..............................       28          1         --         --         --           --          29
                                       -------    -------    -------    -------     ------      -------    --------
TOTAL................................  $19,010    $21,160    $17,296    $13,776     $6,539      $56,507    $134,288
                                       =======    =======    =======    =======     ======      =======    ========

    As of March 31, 2002, the Company had negative working capital. In addition to its contractual commitments described in the table above, the Company has repayment obligations in November 2003 related to the PCI Notes of approximately $14.5 million in principal amount, plus interest, redemption obligations in December 2003 of approximately $140 million, plus interest, related to the Mandatorily Redeemable Debenture Stock, and repayment obligations beginning in 2003 of approximately $9.9 million, including interest, related to its currently outstanding indebtedness owed to UPC Polska. The Company has trade payables of $54.4 million currently due to UPC Polska and its affiliates. The Company has in the past relied on UPC Polska to help meet its obligations. UPC Polska has in the past relied on its parent, UPC, and UPC's affiliates to meet its obligations. As a result of UPC's decision to not make interest payments on its senior notes and senior discount notes on February 1, 2002, and May 1, 2002, and its failure to make the interest payment upon the expiration of the applicable 30-day grace period, these actions constituted Events of Default pursuant to UPC's senior notes and senior discount notes. The occurrence of these Events of Default gave the related trustees under the indebtedness, or requisite number of holders of such notes, the right to accelerate the maturity of all of UPC's senior notes and senior discount notes and then to foreclose on the collateral securing these notes. As of the date of the filing of this Quarterly Report on Form 10-Q, neither any of the trustees for the respective notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under these notes. UPC has entered into a non-binding Memorandum of Understanding with UnitedGlobalCom, Inc., UPC's parent, to enter into negotiations with the holders of UPC's senior notes and senior discount notes to attempt to reach agreement on a means to restructure UPC's indebtedness at the holding company level. In addition, UPC has received waivers from the lenders under its and its subsidiaries' bank facilities for the cross Events of Default under such facilities that existed or may exist as a result of UPC's failure to make the interest payments due on February 1, 2002 and May 1, 2002 on UPC's outstanding senior notes within the applicable grace periods. Although the Company had anticipated being able to rely on UPC Polska, which is relaying on UPC, to meet its payment obligations, given UPC's and UPC Polska's liquidity concerns, the Company is not certain that it will receive the necessary financing from UPC Polska. If the Company is unable to rely on UPC Polska (and, indirectly, UPC itself) for financial support, the Company will have to meet its obligations with cash on hand and with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC Polska, UPC, and UnitedGlobalCom, Inc., UPC's parent. The Company's cash on hand will be insufficient to satisfy all of its obligations and the Company cannot be certain that it will be able to obtain the necessary financing at all, or on terms that will be favorable to the Company. Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates unanticipated investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the

Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

NEW ACCOUNTING STANDARDS

ADOPTED

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective
January 1, 2002, the Company was required to apply all other provisions of SFAS 142. As of January 1, 2002, the Company ceased the amortization on its goodwill. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 does not include any such amortization expense. For the three months ended March 31, 2001, the consolidated statement of operations included amortization expense of approximately $6.6 million. The Company is currently evaluating the additional impact, if any, the adoption of SFAS 142 will have on the Company's financial position and results of operations.

TO BE ADOPTED

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material impact on Company's financial position or results of operations.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on Company's financial position and results of operation. The Company expects it will have SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's long term debt is primarily subject to a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates. The Company's major programming commitments are denominated in the US dollars or Euros. The Company revenues from subscribers are in the Polish zloty.

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

    International operations constitute 100% of the Company's consolidated operating loss for the three months ended March 31, 2002. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Any devaluation of the zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a larger portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a 10% change in foreign exchange rates would impact reported operating loss by approximately $0.2 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar, would result in a $0.2 million increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, approximately 10.1% in 2000 and approximately 5.5% in 2001. The rate of inflation for the three month period ended March 31, 2002 was approximately 3.4%. The exchange rate for the Polish zloty has stabilized and the rate of evaluation of the zloty has generally decreased since 1991. For the year ended December 31, 2000 and 2001, the Polish zloty has appreciated against the U.S. dollar by approximately 0.12% and 3.80%, respectively. For the period of three months ended March 31, 2002, the Polish zloty has depreciated against the U.S. dollar by approximately 3.66%.

Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.

                                                                                    EXPECTED FISCAL YEAR FOR
                                        AMOUNT OUTSTANDING                          REPAYMENT AS OF MARCH 31,
                                       AS OF MARCH 31, 2002     -----------------------------------------------------------------
                                      -----------------------                                                           2007 AND
                                      BOOK VALUE   FAIR VALUE     2002       2003       2004       2005       2006     THEREAFTER
                                      ----------   ----------   --------   --------   --------   --------   --------   ----------
                                                                            (IN THOUSANDS)
PCI Notes, net of discount..........   $14,509      $14,509       $ --     $14,509      $ --       $ --       $ --        $ --
Bank Rozwoju Exportu S.A. Euro
  facility..........................       302          302        302          --        --         --         --          --
                                       -------      -------       ----     -------      ----       ----       ----        ----
  Total.............................   $14,811      $14,811       $302     $14,509      $ --       $ --       $ --        $ --
                                       =======      =======       ====     =======      ====       ====       ====        ====

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary cause of business. In management's opinion, such litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations. See also Note 9 to the Company's unaudited consolidated financial statements for a description of the proceeding relating to HBO Polska.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION:

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Listing

    (i) Restated Certificate of Incorporation of Poland Communications, Inc., dated March 8, 2002 (incorporated by reference to PCI's Form 10-K, filed on April 4, 2002).

    (ii) By-Laws of PCI as amended through March 1998 (incorporated by reference to PCI's Form 10-K, filed March 30, 1999).

(b) Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POLAND COMMUNICATIONS, INC.

                                    By:  /s/ SIMON BOYD
                                        ----------------------------------------
                                        Simon Boyd
                                        President and Chief Executive Officer

Date: May 15, 2002