Form 10-Q
period 2002-06-30
POLAND COMMUNICATIONS INC
filed 2002-08-14
CIK 1031232

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    The number of shares outstanding of Poland Communications, Inc.'s common stock as of June 30, 2002, was:

                              COMMON STOCK  18,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          POLAND COMMUNICATIONS, INC.
                                FORM 10-Q INDEX
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                              PAGE NO.
                                                              --------
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements

    Poland Communications, Inc.
      Consolidated Balance Sheets...........................       3
      Consolidated Statements of Operations.................       4
      Consolidated Statements of Comprehensive Loss.........       5
      Consolidated Statements of Cash Flows.................       6
      Notes to Consolidated Financial Statements............       7

    Poland Cablevision (Netherlands) B.V.
      Consolidated Balance Sheets...........................      22
      Consolidated Statements of Operations.................      23
      Consolidated Statements of Comprehensive Loss.........      24
      Consolidated Statements of Cash Flows.................      25
      Notes to Consolidated Financial Statements............      26

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................   41-52

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................      52

PART II OTHER INFORMATION

  Item 1. Legal Proceedings.................................      54

  Item 2. Changes in Securities and Use of Proceeds.........      54

  Item 3. Defaults Upon Senior Securities...................      55

  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................      55

  Item 5. Other Information.................................      55

  Item 6. Exhibits and Reports on Form 8-K..................      55

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          POLAND COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
   (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $  1,431       $  3,210
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,333 in 2002 and $2,765 in 2001...........      5,887          6,478
  Prepayments...............................................        449            733
  Due from affiliates.......................................        508             48
  Other current assets......................................         61            176
                                                               --------       --------
    Total current assets....................................      8,336         10,645
                                                               --------       --------
Property, plant and equipment:
  Cable system assets.......................................    168,687        166,955
  Construction in progress..................................        742            783
  Vehicles..................................................      1,621          1,612
  Office, furniture and equipment...........................     12,036         11,431
  Other.....................................................      9,453         12,146
                                                               --------       --------
                                                                192,539        192,927
  Less accumulated depreciation.............................    (66,860)       (54,059)
                                                               --------       --------
    Net property, plant and equipment.......................    125,679        138,868

Inventories for construction................................      3,825          4,028
Intangible asstes, net (note 3).............................    363,383        370,062
                                                               --------       --------
    Total assets............................................   $501,223       $523,603
                                                               ========       ========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $ 16,316       $ 19,391
  Accrued interest..........................................        237            240
  Deferred revenue..........................................      2,588          2,646
  Current portion of notes payable..........................        229            407
  Due to UPC Polska and its affiliates (note 2 and 6).......     54,281         60,343
                                                               --------       --------
    Total current liabilities...............................     73,651         83,027
                                                               --------       --------
Long-term liabilities:
  Notes payable and accrued interest to UPC Polska (note
    6)......................................................     10,165          9,706
  Notes payable (note 2)....................................     14,509         14,509
                                                               --------       --------
    Total liabilities.......................................     98,325        107,242
                                                               --------       --------
Redeemable preferred stock (liquidation value $60,000,000;
  6,000 shares authorized, issued and outstanding)..........     46,058         43,521
Mandatorily Redeemable Debenture Stock, 30,000 shares
  authorized; 14,000 shares issued and outstanding
  (including accrued dividend)..............................    180,834        172,223

Commitments and contingencies (note 9)

Stockholder's equity:
  Common stock, $.01 par value; 27,000 shares authorized,
    18,948 shares issued and outstanding....................          1              1
  Paid-in capital...........................................    341,657        353,464
  Accumulated other comprehensive loss......................    (26,199)       (21,232)
  Accumulated deficit.......................................   (139,453)      (131,616)
                                                               --------       --------
    Total stockholder's equity..............................    176,006        200,617
                                                               --------       --------
    Total liabilities and stockholder's equity..............   $501,223       $523,603
                                                               ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                         -------------------   -----------------------
                                                           2002       2001        2002         2001
                                                         --------   --------   ----------   ----------
Cable television revenue (note 6)......................  $ 20,350   $ 20,186   $   40,063   $   38,914
Operating expenses:
  Direct operating expenses charged by third parties...     7,209      6,765       14,162       12,649
  Direct operating expenses charged by affiliates (note
    6).................................................     3,223      5,943        6,544       12,419
  Selling, general and administrative expenses.........     5,259      5,111       10,022       11,727
  Depreciation and amortization........................     7,316     14,252       14,447       27,364
                                                         --------   --------   ----------   ----------
Total operating expenses...............................    23,007     32,071       45,175       64,159
                                                         --------   --------   ----------   ----------
  Operating loss.......................................    (2,657)   (11,885)      (5,112)     (25,245)
Interest and investment income.........................        --        105           15          162
Interest expense (note 6)..............................      (565)      (591)      (1,181)      (1,198)
Non operating income/(expense).........................       159         --          159         (205)
Foreign exchange gain/(loss), net......................     1,646      2,195       (1,629)       3,202
                                                         --------   --------   ----------   ----------
  Loss before income taxes.............................    (1,417)   (10,176)      (7,748)     (23,284)
Income tax expense.....................................       (23)       (47)         (89)         (83)
                                                         --------   --------   ----------   ----------
  Net loss (note 4)....................................    (1,440)   (10,223)      (7,837)     (23,367)
Accretion of redeemable preferred stock................    (1,286)    (1,149)      (2,537)      (2,266)
Accrued dividend on Mandatorily Redeemable Debenture
  Stock................................................    (4,305)    (3,915)      (8,611)      (7,829)
                                                         --------   --------   ----------   ----------
Net loss applicable to holders of common stock.........  $ (7,031)  $(15,287)  $  (18,985)  $  (33,462)
                                                         ========   ========   ==========   ==========
Basic net loss per common share (note 4)...............  $(371.07)  $(806.79)  $(1,001.95)  $(1,765.99)
                                                         ========   ========   ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Net loss.............................................  $(1,440)   $(10,223)  $ (7,837)  $(23,367)
Other comprehensive (loss) / income:
Translation adjustment...............................    9,120      12,320     (4,967)    16,849
                                                       -------    --------   --------   --------
Comprehensive income / (loss)........................  $ 7,680    $  2,097   $(12,804)  $ (6,518)
                                                       =======    ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2002      JUNE 30, 2001
                                                              ----------------   ----------------
Cash flows from operating activities:
  Net loss..................................................      $(7,837)           $(23,367)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation and amortization.............................       14,447              27,364
  Unrealized foreign exchange gains / (losses)..............        1,815              (3,022)
  Other.....................................................           44                 151
  Changes in operating assets and liabilities:
    Accounts receivable.....................................          502               1,179
    Other current assets....................................          535                (605)
    Accounts payable and accrued expenses...................       (2,736)             (3,729)
    Accrued interest........................................          456                   4
    Amounts due to UPC Polska and its affiliates............       (2,710)             (1,646)
    Amounts due from affiliates.............................         (461)                 --
    Deferred revenue........................................          (22)                119
                                                                  -------            --------
      Net cash provided by / (used in) operating
        activities..........................................        4,033              (3,552)
                                                                  -------            --------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................       (2,430)             (9,022)
  Purchase of intangibles...................................          (29)               (155)
                                                                  -------            --------
      Net cash used in investing activities.................       (2,459)             (9,177)
                                                                  -------            --------
Cash flows from financing activities:
  Proceeds / (repayment) from parent, net...................       (3,132)             16,259
  Repayment of notes payable................................         (204)               (243)
                                                                  -------            --------
      Net cash (used in) / provided by financing
        activities..........................................       (3,336)             16,016
                                                                  -------            --------
      Net increase / (decrease) in cash and cash
        equivalents.........................................       (1,762)              3,287
Effect of exchange rates on cash and cash equivalents.......          (17)                207
Cash and cash equivalents at beginning of period............        3,210               1,442
                                                                  -------            --------
Cash and cash equivalents at end of period..................      $ 1,431            $  4,936
                                                                  =======            ========
Supplemental cash flow information:
  Cash paid for interest....................................      $   816            $    762
                                                                  =======            ========
  Cash paid for income taxes................................      $    45            $     85
                                                                  =======            ========

     See accompanying notes to unaudited consolidated financial statements.

                          POLAND COMMUNICATIONS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

1.  BASIS OF PRESENTATION

    The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of PCI and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC (the "2001 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.  GOING CONCERN AND LIQUIDITY RISKS

    These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flows in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception in 1990.

    The Company relies solely on UPC Polska, Inc. ("UPC Polska") for its sources of liquidity and financing, which relies solely on United Pan-Europe Communications N.V. ("UPC") for its sources of liquidity and financing. The financial and liquidity problems experienced by UPC and UPC Polska, as described further below, have a significant impact on the Company's ability to continue as a going concern. During 2001, UPC Polska reviewed its long-term plan for its operations and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. UPC Polska and the Company expect to have positive EBITDA (EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization) and positive cash flows from operations in 2002.

    On February 1, 2002, May 1, 2002 and August 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused events of default to occur on certain of the debt securities and loan agreements of UPC and its affiliates, including Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC and its affiliates with respect to such securities. UPC,

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Belmarken and other UPC affiliates have obtained waivers of the defaults on the other loan agreements. These waivers expire on the earlier of (A) September 12, 2002 and (B) the occurrence of certain events, none of which has occurred as of August 14, 2002.

    UPC has entered into negotiations with UnitedGlobalCom, Inc. ("United"), UPC's parent, and certain holders of UPC's debt securities to restructure certain of the indebtedness of UPC and its affiliates.

    On July 24, 2002, United and a committee representing certain holders of UPC's debt securities announced an agreement in principle on the terms of debt restructuring. The agreed debt restructuring is subject to approval of UPC's supervisory board and other conditions. The Company cannot make any assurance that UPC will be able to reach agreement with either United or the note holders on mutually satisfactory definitive terms for the debt restructuring or when, or if, any definitive restructuring agreement will actually be consummated. In addition, even if a definitive restructuring agreement is entered into and consummated, there can be no assurance that it will enable UPC to provide financing to the Company in the future.

    Although the Company had anticipated being able to rely on UPC Polska, which is relying on UPC, to meet its payment obligations, given UPC's and UPC Polska's liquidity concerns, the Company is not certain that it will receive the necessary (or any) financing from UPC Polska. If the Company is unable to rely on UPC Polska for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company and, if applicable, UPC Polska, UPC and United.

    As of June 30, 2002, PCI had negative working capital of $65.3 million and experienced operating losses of $2.7 million, $5.1 million, $11.9 million and $25.2 million during the three and the six months ended June 30, 2002 and 2001, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to PCI's 9 7/8% Senior Notes due 2003 (the "PCI Notes"). During 2002, the Company will be required to repay the Bank Rozwoju facility of $0.2 million (approximately $30,000 on a monthly basis). On November 1, 2003, the Company will also be required to repay approximately $14.5 million in principal amount under the PCI Notes and in December 2003 redeem its mandatorily redeemable debenture stock of $140 million held by UPC Polska at the issue price plus interest of 10% per annum compounded annually. It also has $54.3 million in trade payables due to UPC Polska and affiliates, which is classified as current liability as of June 30, 2002.

    As of June 30, 2002, UPC Polska had negative working capital of $368.0 million and a stockholder's deficit of $299.9 million and experienced operating losses of $4.7 million, $9.1 million, $42.1 million and $93.9 million during the three and the six months ended June 30, 2002 and 2001, respectively. In addition to PCI commitments, UPC Polska also has significant commitments under its 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes").

    As of June 30, 2002, a significant amount of UPC Polska's unrestricted cash has limitations imposed on it by its indentures and notes payable to UPC and its affiliates. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required by UPC Polska, UPC Polska has limited sources of funding available to it outside of its operating cash flows. Additionally, as a result of material adverse change provisions contained in the debt agreements between UPC and UPC Polska, the notes payable to UPC and its affiliates of $440.8 million (including

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

accrued interest) have been classified as current in the UPC Polska financial statements. In the event UPC accelerated payment under its notes, UPC Polska would have limited funds or available borrowings to repay these notes. As of June 30, 2002, UPC Polska had approximately $10.0 million in outstanding notes payable to Reece Communications Inc. ("RCI"), a former stockholder of Poland Cablevision B.V. ("PCBV"). The note, which bears an interest of 7% per annum and matures in August 2003, has a scheduled payment of principal amount of $4.0 million due in August 2002. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive the interest at the default rate of 12% per annum and accelerate the repayment of the note. Accordingly, in the UPC Polska financial statements the entire outstanding balance of the note is recognized as a short-term liability. UPC Polska loan agreements with UPC and Belmarken contain various covenants and events of default which, among other things, permit UPC and Belmarken to accelerate the loans if a continuing default exists under certain notes issued by Belmarken and UPC (the "Belmarken Notes"), a default exists under indebtedness of UPC Polska or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to UPC Polska have occurred. Although defaults exist under UPC Polska loans owing to UPC and Belmarken as a result of the defaults under the Belmarken Notes and the RCI note, these defaults have been waived by the relevant holders. These waivers are effective (i) until December 31, 2002 in the case of the RCI note and (ii) until the earlier of (A) September 12, 2002 and
(B) the occurrence of certain events, none of which has occurred as of August 14, 2002, in the case of the Belmarken Notes. Accordingly, UPC Polska loans payable to UPC and Belmarken are classified as short-term liabilities.

    The UPC Polska Notes have various defined Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15.0 million. In the event UPC Polska's debt was accelerated or there was an other Event of Default which was not cured in a timely manner pursuant to the respective agreements, UPC Polska's Notes would become due. The Company's and UPC Polska's available cash on hand would be insufficient to satisfy all of their obligations, and the Company and UPC Polska cannot be certain that they would be able to obtain the necessary financing at all, or on terms that will be favorable to the Company and UPC Polska.

    UPC Polska and the Company have evaluated their compliance with their indentures as of the date of filing this Quarterly Report on Form 10-Q and have determined, based on their assessment that an Event of Default has not occurred under their indentures. As a result, on June 30, 2002 in UPC Polska financial statements and PCI financial statements, the amounts related to the UPC Polska Notes and the PCI Notes of $430.6 million have been reflected as a long-term liability.

    Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether the Company's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) the Company's parent's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates, and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about the Company's ability to continue as a going concern. Management of UPC Polska is currently evaluating various options of its debt restructuring aimed to recapitalize UPC Polska operations.

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

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    On June 2, 1999, UPC Polska, Inc., ("UPC Polska"), formerly
@Entertainment, Inc., the Company's parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. ("UPC"), whereby UPC initiated a tender offer to purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share.

    The tender offer, initiated pursuant to the Merger Agreement closed on August 5, 1999. On August 6, 1999, UPC reported that it had accepted for payment a total of 33,701,073 shares of UPC Polska's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of UPC Polska's outstanding shares of common stock (the "Acquisition"). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the outstanding warrants and stock options.

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

    As a result of the Acquisition, UPC pushed down the goodwill of approximately $979.3 million to UPC Polska establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between the UPC Polska's business segments based on the investment model used for acquisition. The Company was allocated approximately $417.1 million of goodwill. During the years ended December 31, 2001 and 2000 this figure increased by $23.4 million to $440.5 million due to the purchase by an affiliate of the Company's parent of outstanding stock in Poland Cablevision (Netherlands) B.V. ("PCBV") from a PCBV minority shareholder.

    As discussed in Note 5, as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. The Company has completed the first step of goodwill impairment test required by SFAS 142 and determined that an indication of potential impairment of goodwill exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately $359.8 million is included in the accompanying consolidated balance sheet. The consolidated statements of operations for the three and six months ended
June 30, 2002 do not include any goodwill amortization expense. For the three and the six months ended June 30, 2001, the consolidated statement of operations included amortization expense of approximately $6.8 million and $13.4 million, respectively.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51 "Financial Reporting by Cable Television Companies" ("SFAS 51").

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

    Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue and accordingly the Company did not report any deferred revenue on installations as of June 30, 2002 and December 31, 2001.

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

    U.S. TAXATION--PCI is subject to U.S. Federal taxation on its worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

    FOREIGN TAXATION--Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment include assets used in the development and operation of the various cable distribution networks. During the period of construction, plant costs and a portion of design, development and related overhead costs are capitalized as a component of the Company's investment in cable distribution networks.

    The Company capitalizes new subscriber installation costs, including material and labor of new connects or new service added to an existing location. Capitalized costs are depreciated over a period similar to cable television plant. The costs of subsequently disconnecting and reconnecting the customer are expensed as incurred. Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the six months ended June 30, 2002 and 2001, no interest costs were capitalized.

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

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

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable distribution networks. Cost of inventory includes purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

    Prior to the Acquisition, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under
SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately $359.8 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and six months ended June 30, 2002 does not include any goodwill amortization expense. For the three and six months ended June 30, 2001, the consolidated statement of operations included such amortization expense of approximately $6.8 million and $13.4 million, respectively.

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

    The following table presents the pro forma effect on net loss and basic net loss per common share from the reduction of amortization expense as a result of SFAS 142:

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                    -------------------   -----------------------
                                      2002       2001        2002         2001
                                    --------   --------   ----------   ----------
                                                   (IN THOUSANDS)
Net loss as reported..............  $ (1,440)  $(10,223)  $   (7,837)  $  (23,367)
Add Back:
  Goodwill amortization...........        --      6,785           --       13,412
                                    --------   --------   ----------   ----------
Adjusted net loss.................  $ (1,440)  $ (3,438)  $   (7,837)  $   (9,955)
                                    ========   ========   ==========   ==========

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                    -------------------   -----------------------
                                      2002       2001        2002         2001
                                    --------   --------   ----------   ----------
                                                   (IN THOUSANDS)
Basic net loss per common share:
  As Reported.....................  $(371.07)  $(806.79)  $(1,001.95)  $(1,765.99)
  Add Back: Goodwill
    amortization..................        --     358.09           --       707.83
                                    --------   --------   ----------   ----------
  Adjusted:.......................  $(371.07)  $(448.70)  $(1,001.95)  $(1,058.16)
                                    ========   ========   ==========   ==========

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized and generally amortized over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which was adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction the purchase of minority interests in PCBV on August 28, 2001.

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized as interest expense over the life of the loan using the effective interest method. Deferred financing costs were zero as of June 30, 2002 and December 31, 2001.

STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company accounts for employee stock options and other stock-based awards using the intrinsic value method as outlined under APB Opinion No. 25, "Accounting for Stock Issued to Employees", with pro

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

forma disclosure of net loss and loss per share as if the fair value method for expense recognition under SFAS 123 had been applied.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, redeemable preferred stock, mandatorily redeemable debenture stock and accrued expenses and notes payable. At June 30, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

    At June 30, 2002 and December 31, 2001, the carrying value of the redeemable preferred stock has been determined based upon the amount of future cash flows discounted using the Company's estimated borrowing rate for similar instruments. It was not practicable to estimate the fair value of the redeemable preferred stock due to the fact that the instruments are wholly owned by the Company's parent.

    At June 30, 2002 and December 31, 2001, the fair value of the Company's notes payable balance approximated $14,738,000 and $14,916,000, respectively based on the last trading price of the notes as of these dates. It was not practical to estimate the fair value of amounts due to UPC Polska and its affiliates and due from affiliates because of the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments. At the date of the Acquisition, the PCI Notes were restated to their fair market value at this date. The resulting $1.6 million increase was recorded in the pushed-down purchased accounting entries.

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently evaluating the potential impact of the adoption of Statement of Financial Accounting Standards No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") will have on the Company's financial position and results of operations. As discussed in Note 5, as of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting SFAS 144. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $688,000 and $993,000 for the three and the six months ended June 30, 2002 (including $61,000 and $143,000 in respect of cable and internet operations, respectively) and $98,000 and $280,000 for the three and the six months ended June 30, 2001.

5.  NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which the Company adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of the minority interest in PCBV on August 28, 2001.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, which the Company adopted effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

step of the test to quantify the amount of impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process.

    As of June 30, 2002, net goodwill of approximately $359.8 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and six months ended June 30, 2002 does not include any goodwill amortization expense. For the three and the six months ended June 30, 2001, the consolidated statement of operations included amortization expense of approximately $6.8 million and $13.4 million, respectively.

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

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes accounting and reporting standards for impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the potential impact the adoption of SFAS 144 will have on Company's financial position and results of operation. The Company expects it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. UPC has not adopted SFAS 145 and is currently evaluating the impact of SFAS 145 on the Company's consolidated financial statements. The Company does not believe that the adoption of SFAS 145 will have a material impact on the Company's net loss, financial position or cash flows.

    On June 28, 2002 the Financial Accounting Standards Board voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities"
("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes
(1) costs related to terminating a contract that is not a capital lease and
(2) termination benefits that employees

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on its results of operations and financial position.

6.  RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

CALL CENTER AND IT REVENUE

    The Company provided certain call center services to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), an affiliate of UPC Polska, until June 30, 2002. The total revenue from these services amounted to $938,000 and $1,856,000 for the three and the six months ended June 30, 2002, respectively.

    Additionally, during the three month period ended June 30, 2002, the Company has provided to TKP certain IT services for subscriber data migration to TKP. The total revenue from these services amounted to $221,000 for the three months ended June 30, 2002.

    These revenues were generated only during the six months ended June 30, 2002 and the Company does not expect that any additional services will be provided to TKP to generate such revenue for the remainder of 2002.

OTHER REVENUE

    Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $281,000 for the three months ended June 30, 2002. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

    Programming has been provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $2,710,000, $5,676,000, $5,730,000 and $12,155,000 for the three and the six months ended June 30, 2002 and 2001, respectively.

    The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted $139,000 and $168,000 for the three and the six months ended June 30, 2002. There were no such costs in the three and the six months ended June 30, 2001.

    The Company has incurred direct cost related to Internet services from its affiliates amounting to $374,000 and $700,000 for the three and the six months ended June 30, 2002 as compared to $213,000 and $264,000 for the three and the six months ended June 30, 2001, respectively.

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

INTEREST EXPENSE

    During the three and the six months ended June 30, 2002 and 2001, the Company incurred interest expense in relation to the loans payable to UPC Polska of $231,000, $459,000, $230,000 and $457,000, respectively.

PAYABLES TO UPC POLSKA AND ITS AFFILIATE

    All amounts payable to UPC Polska and its affiliate relate to the reimbursement of actual expenses incurred (i.e. there were no amounts, which represent allocated expenses) mainly relating to programming and internet expenses charged by affiliates. Additionally, the balance includes interest free advances from UPC Polska in the amount of $19,435,000 and $16,302,000 as of June 30, 2002 and December 31, 2001, respectively.

NOTES PAYABLE TO UPC POLSKA

    As of June 30, 2002 and December 31, 2001, the Company had a loan payable to UPC Polska of approximately $10,165,000 and $9,706,000, respectively. The amounts include accrued interest of approximately $2,566,000 and $2,107,000 as of June 30, 2002 and December 31, 2001, respectively. The loan bears interest at the rate of 12% per annum and matures on August 1, 2003.

7.  RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three and the six months ended June 30, 2002.

8.  PER SHARE INFORMATION

    Basic loss per common share is based on the weighted average number of common shares outstanding of 18,948 for the three and the six months periods ended June 30, 2002 and 2001.

9.  COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of June 30, 2002 are $1,037,000 in 2002, $1,340,000 in 2003, $1,306,000 in 2004, $1,302,000
in 2005 and $521,000 in 2006.

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

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of providing Internet services to its cable customers in certain of its markets.

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $926,000 as of June 30, 2002.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30, 2002, the Company had an aggregate minimum commitment in relation to these agreements of approximately $132,527,000 over the next sixteen years, approximating $11,927,000 remaining in 2002, $21,770,000 in 2003,
$19,026,000 in 2004, $16,336,000 in 2005, $6,985,000 in 2006 and $56,483,000 in
2007 and thereafter.

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o. ("PKT"), an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO

                          POLAND COMMUNICATIONS, INC.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council, (ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company expects that the case will be formally dismissed shortly as a settlement was reached by the parties on July 31, 2002. In connection with this settlement PKT withdrew its claim on August 7, 2002. The Company will not incur any material costs as a result of this settlement.

HBO ARBITRATION

    The Company and its parent are involved in a dispute against Polska Programming B.V. ("HBO") concerning its cable carriage agreement ("Cable Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company and its parent commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing to other cable operators in the relevant Territory terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

    In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that it was liable for minimum guarantees under the Cable Agreement. The Company responded to the counterclaims by denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause. The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. Given that the actual number of future cable subscribers is unknown, the Company is unable to estimate the extent of any financial impact, if any, on the Company should HBO prevail on its cable counterclaim.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                          CONSOLIDATED BALANCE SHEETS
   (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,266      $  2,933
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,302 in 2002 and $2,733 in 2001...........       5,880         6,428
  Prepayments...............................................         443           733
  Due from affiliates.......................................         520           206
  Other current assets......................................          39            --
                                                                --------      --------
    Total current assets....................................       8,148        10,300
                                                                --------      --------
Property, plant and equipment:
  Cable system assets.......................................     134,486       134,870
  Construction in progress..................................         734           774
  Vehicles..................................................       1,445         1,435
  Office, furniture and equipment...........................      11,519        10,907
  Other.....................................................       8,474         8,520
                                                                --------      --------
                                                                 156,658       156,506
  Less accumulated depreciation.............................     (54,061)      (43,307)
                                                                --------      --------
    Net property, plant and equipment.......................     102,597       113,199
Inventories for construction................................       3,810         4,008
Intangible assets, net (note 3).............................     318,931       325,027
                                                                --------      --------
    Total assets............................................    $433,486      $452,534
                                                                ========      ========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 15,021      $ 17,560
  Deferred revenue..........................................       2,499         2,558
  Notes payable and accrued interest to PCI (note 6)........     254,998       249,765
  Due to PCI and UPC Polska affiliates......................      65,677        66,612
                                                                --------      --------
    Total current liabilities...............................     338,195       336,495
                                                                --------      --------
Commitments and contingencies (note 9)

Minority Interest...........................................         258           285
Stockholders' equity:
  Capital stock par value, $0.50 par; 200,000 shares
    authorized, issued and outstanding......................         100           100
  Paid-in capital...........................................     288,124       288,783
  Accumulated other comprehensive loss......................     (23,713)      (19,333)
  Accumulated deficit.......................................    (169,478)     (153,796)
                                                                --------      --------
    Total stockholders' equity..............................      95,033       115,754
                                                                --------      --------
    Total liabilities and stockholders' equity..............    $433,486      $452,534
                                                                ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Cable television revenue (note 6)....................  $20,254    $19,092    $39,873    $ 36,745
Operating expenses:
  Direct operating expenses charged by third
    parties..........................................    7,204      6,423     14,150      12,015
  Direct operating expenses charged by affiliates
    (note 6).........................................    4,360      6,531      8,793      13,559
  Selling, general and administrative expenses.......    5,094      4,566      9,835      10,756
  Depreciation and amortization......................    6,189     12,647     12,210      23,689
                                                       -------    --------   --------   --------
    Total operating expenses.........................   22,847     30,167     44,988      60,019
                                                       -------    --------   --------   --------
    Operating loss...................................   (2,593)   (11,075)    (5,115)    (23,274)
Interest income......................................       --        107         15         160
Interest expense (note 6)............................   (4,549)    (4,139)    (9,047)     (8,352)
Foreign exchange gain / (loss), net..................    1,298      1,692     (1,316)      2,496
Non operating expense................................     (167)        --       (167)         --
                                                       -------    --------   --------   --------
    Loss before income taxes.........................   (6,011)   (13,415)   (15,630)    (28,970)
Minority interest....................................      (18)       (15)        27         (21)
Income tax expense...................................      (14)       (33)       (79)        (53)
                                                       -------    --------   --------   --------
    Net loss (note 4)................................  $(6,043)   $(13,463)  $(15,682)  $(29,044)
                                                       =======    ========   ========   ========
    Basic net loss per common share (note 4).........  $(30.22)   $(67.32)   $(78.41)   $(145.22)
                                                       =======    ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Net loss.............................................  $(6,043)   $(13,463)  $(15,682)  $(29,044)
Other comprehensive (loss) / income:
  Cumulative translation adjustment..................    7,992      10,923     (4,380)    14,889
                                                       -------    --------   --------   --------
Comprehensive (loss) / income........................  $ 1,949    $ (2,540)  $(20,062)  $(14,155)
                                                       =======    ========   ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 2002      JUNE 30, 2001
                                                              ----------------   ----------------
Cash flows from operating activities:
  Net loss..................................................      $(15,682)          $(29,044)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Minority interest.......................................           (27)                21
    Depreciation and amortization...........................        12,210             23,689
    Interest expense added to notes payable to PCI..........         9,046              8,353
    Unrealized foreign exchange (gains) / losses............         1,554             (2,475)
    Other...................................................            28                116
    Changes in operating assets and liabilities:
      Accounts receivable...................................           460                918
      Other current assets..................................           384               (485)
      Accounts payable......................................        (2,225)            (5,385)
      Deferred revenue......................................           (24)               250
      Amounts due to affiliates and parent..................          (829)             8,670
      Amounts due from UPC affiliates.......................          (317)                --
                                                                  --------           --------
        Net cash provided by operating activities...........         4,578              4,628
                                                                  --------           --------
Cash flows from investing activities:
  Construction and purchase of property, plant and
    equipment...............................................        (2,387)            (8,858)
  Purchase of intangible assets.............................           (29)              (138)
                                                                  --------           --------
        Net cash used in investing activities...............        (2,416)            (8,996)
                                                                  --------           --------
Cash flows from financing activities:
  Proceeds/(repayment) from parent, net.....................        (3,813)             7,550
                                                                  --------           --------
        Net cash (used in)/provided by financing
          activities........................................        (3,813)             7,550
                                                                  --------           --------
        Net increase/(decrease) in cash.....................        (1,651)             3,182
  Effect of exchange rates on cash and cash equivalents.....           (16)                45
  Cash and cash equivalents at beginning of the period......         2,933              1,159
                                                                  --------           --------
  Cash and cash equivalents at end of the period............      $  1,266           $  4,386
                                                                  ========           ========
  Supplemental cash flow information:
    Cash paid for interest..................................      $     67           $     32
                                                                  ========           ========
    Cash paid for income taxes..............................      $     36           $     54
                                                                  ========           ========

     See accompanying notes to unaudited consolidated financial statements.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

1.  BASIS OF PRESENTATION

    Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV" or the "Company") as PCBV is a guarantor of Poland Communications, Inc. ("PCI") 9 7/8% Senior Notes due 2003 (the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company maintains its books of accounts in Poland and the Netherlands in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of PCBV and its wholly owned and majority owned subsidiaries. The Company has consolidated its 46.8% owned subsidiary for which the Company maintains control of operating activities and has the ability to influence the appointment of members of the Managing Board. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of June 30, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's parent's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC (the "2001 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

2.  GOING CONCERN AND LIQUIDITY RISKS

    These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business. Cable television operators typically experience losses and negative cash flows in their initial years of operation due to the large capital investment required for the construction or acquisition of their cable networks and the administrative costs associated with commencing operations. Consistent with this pattern, the Company has incurred substantial operating losses since inception in 1990.

    The Company relies solely on PCI, which relies solely on UPC Polska, Inc. ("UPC Polska") and United Pan-Europe Communications N.V ("UPC") for its sources of liquidity and financing. The financial and liquidity problems experienced by UPC and UPC Polska, as described further below, have a significant impact on the Company's ability to continue as a going concern. During 2001, UPC Polska reviewed its long-term plan for its operations and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. UPC Polska and the Company expect to have positive EBITDA (EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization) and positive cash flows from operations in 2002.

    On February 1, 2002, May 1, 2002 and August 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused events of default to occur on certain of the debt securities and loan agreements of UPC and its affiliates, including Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

yet accelerated the payment obligations of UPC and its affiliates with respect to such securities. UPC, Belmarken and other UPC affiliates have obtained waivers of the defaults on the other loan agreements. These waivers expire on the earlier of (A) September 12, 2002 and (B) the occurrence of certain events, none of which has occurred as of August 14, 2002.

    UPC has entered into negotiations with UnitedGlobalCom, Inc. ("United"), UPC's parent, and certain holders of UPC's debt securities to restructure certain of the indebtedness of UPC and its affiliates.

    On July 24, 2002, United and a committee representing certain holders of UPC's debt securities announced an agreement in principle on the terms of debt restructuring. The agreed debt restructuring is subject to approval of UPC's supervisory board and other conditions. The Company cannot make any assurance that UPC will be able to reach agreement with either United or the note holders on mutually satisfactory definitive terms for the debt restructuring or when, or if, any definitive restructuring agreement will actually be consummated. In addition, even if a definitive restructuring agreement is entered into and consummated, there can be no assurance that it will enable UPC to provide financing to the Company in the future.

    Although the Company had anticipated being able to rely on PCI and UPC Polska, which is relying on UPC, to meet its payment obligations, given UPC's, UPC Polska's and PCI's liquidity concerns, the Company is not certain that it will receive the necessary (or any) financing from PCI or UPC Polska. If the Company is unable to rely on PCI and UPC Polska for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company' parent and, if applicable, of UPC Polska, UPC and United.

    As of June 30, 2002, the Company had negative working capital of $330.0 million and experienced operating losses of $2.6 million, $5.1 million, $11.1 million and $23.3 million during the three and the six months ended
June 30, 2002 and 2001, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as the notes and accrued interest due to PCI of $255.0 million, which are due on demand.

    As of June 30, 2002, PCI had negative working capital of $65.3 million and experienced operating losses of $2.7 million, $5.1 million, $11.9 million and $25.2 million during the three and the six months ended June 30, 2002 and 2001, respectively. It also has significant commitments under non-cancelable operating leases and for programming rights, as well as repayment obligations related to PCI's 9 7/8% Senior Notes due 2003 ("the PCI Notes"). During 2002, PCI will be required to repay the Bank Rozwoju facility of $0.2 million (approximately $30,000 on a monthly basis). On November 1, 2003, PCI will also be required to repay of approximately $14.5 million in principal amount under the PCI Notes and in December 2003 redeem its mandatorily redeemable debenture stock of $140 million, held by UPC Polska at the issue price plus interest of 10% per annum compounded annually. It also has $54.3 million in trade payables due to UPC Polska and affiliates, which is classified as a current liability as of June 30, 2002.

    As of June 30, 2002, UPC Polska had negative working capital of $368.0 million and a stockholder's deficit of $299.9 million and experienced operating losses of $4.7 million, $9.1 million, $42.1 million and $93.9 million during the three and the six months ended June 30, 2002 and 2001, respectively. In addition to PCI commitments, UPC Polska also has significant commitments under its

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes").

    As of June 30, 2002, a significant amount of UPC Polska's unrestricted cash has limitations imposed on it by its indentures and notes payable to UPC and its affiliates. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required by UPC Polska, UPC Polska has limited sources of funding available to it outside of its operating cash flows. Additionally, as a result of material adverse change provisions contained in the debt agreements between UPC and UPC Polska, the notes payable to UPC and its affiliates of $440.8 million (including accrued interest) have been classified as current in the UPC Polska financial statements. In the event UPC accelerated payment under its notes, UPC Polska would have limited funds or available borrowings to repay these notes. As of June 30, 2002 UPC Polska had approximately $10.0 million in outstanding notes payable to Reece Communications, Inc. ("RCI"), a former stockholder of PCBV. The note, which bears an interest of 7% per annum and matures in August 2003, has a scheduled payment of principal amount of $4.0 million due in August 2002. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive the interest at the default rate of 12% per annum and accelerate the repayment of the note. Accordingly, in the UPC Polska Financial Statements the entire outstanding balance of the note is recognized as a short-term liability. UPC Polska loan agreements with UPC and Belmarken contain various covenants and events of default which, among other things, permit UPC and Belmarken to accelerate the loans if a continuing default exists under certain notes issued by Belmarken and UPC (the "Belmarken Notes"), a default exists under indebtedness of UPC Polska or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to UPC Polska have occurred. Although defaults exist under UPC Polska loans owing to UPC and Belmarken as a result of the defaults under the Belmarken Notes and the RCI note, these defaults have been waived by the relevant holders. These waivers are effective (i) until December 31, 2002 in the case of the RCI note and (ii) until the earlier of (A) September 12, 2002 and (B) the occurrence of certain events, none of which has occurred as of August 14, 2002, in the case of the Belmarken Notes. Accordingly, UPC Polska loans payable to UPC and Belmarken are classified as short-term liabilities.

    The UPC Polska Notes have various defined Events of Default, including the acceleration of the payment of other debt of the Company in excess of $15.0 million. In the event UPC Polska's debt was accelerated or there was an other Event of Default which was not cured in a timely manner pursuant to the respective agreements, UPC Polska's Notes would become due. The Company's available cash on hand would be insufficient to satisfy all of their obligations, and the Company cannot be certain that they would be able to obtain the necessary financing at all, or on terms that will be favorable to the Company.

    UPC Polska and PCI have evaluated compliance with their indentures as of the date of filing this Quarterly Report on Form 10-Q and have determined, based on their assessment that the Event of Default has not occurred under their indentures. As a result, on June 30, 2002 in UPC Polska financial statements and PCI financial statements, the amounts related to the UPC Polska Notes and the PCI notes of $430.6 million have been reflected as a long-term liability.

    Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether the Company's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) UPC Polska's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about the Company's ability to continue as a going concern. Management of UPC Polska is currently evaluating various options of its debt restructuring aimed to recapitalize the UPC Polska operations.

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

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    PCBV is a majority owned-subsidiary of Poland Communications, Inc., ("PCI"), and PCI is entirely owned by UPC Polska Inc ("UPC Polska), formerly @Entertainment, Inc. On June 2, 1999, UPC Polska, the PCI parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Pan-Europe Communications N.V. ("UPC"), whereby UPC initiated a tender offer to

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

purchase all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share.

    The tender offer, initiated pursuant to the Merger Agreement closed on August 5, 1999. On August 6, 1999, UPC reported that it had accepted for payment a total of 33,701,073 shares of UPC Polska's common stock (including 31,208 shares tendered pursuant to notices of guaranteed delivery) representing approximately 99% of UPC Polska's outstanding shares of common stock (the "Acquisition"). In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the outstanding warrants and stock options.

    As a result of the Acquisition, UPC pushed down the goodwill of approximately $979.3 million to UPC Polska establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between the UPC Polska's business segments based on the investment model used for acquisition. PCBV was allocated approximately $354.0 million of goodwill. During the years ended December 31, 2001 and 2000 this figure increased by $23.4 million to $377.4 million due to the purchase by an affiliate of UPC Polska of outstanding stock from PCBV's minority shareholders.

    As discussed in Note 5, as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. The Company has completed the first step required by SFAS 142 and determined that an indication of potential impairment of goodwill exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately $315.4 million is included in the accompanying consolidated balance sheet. The consolidated statements of operations for the three and six months ended June 30, 2002 do not include any goodwill amortization expense. For the three and the six months ended June 30, 2001, the consolidated statement of operations included amortization expense of approximately $6.1 million and $12.0 million, respectively.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts, impairment charges of long-lived assets and revenue recognition.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51 "Financial Reporting by Cable Television Companies" ("SFAS 51").

    Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue and accordingly the Company did not report any deferred revenue on installations as of June 30, 2002 and December 31, 2001.

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

    NETHERLANDS TAXATION--The income tax treaty currently in force between the Netherlands and the United States provides that the Netherlands may impose a withholding tax at a maximum of 5% on dividends paid by PCBV to its stockholders.

    FOREIGN TAXATION--Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment include assets used in the development and operation of the various cable distribution networks. During the period of construction, plant costs and a portion of design,

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

development and related overhead costs are capitalized as a component of the Company's investment in cable distribution networks.

    The Company capitalizes new subscriber installation costs, including material and labor of new connects or new service added to an existing location. Capitalized costs are depreciated over a period similar to cable television plant. The costs of subsequently disconnecting and reconnecting the customer are expensed as incurred. Cable subscriber related costs and general and administrative expenses are charged to operations when incurred.

    When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the six months ended June 30, 2002 and 2001, no interest costs were capitalized.

    Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets.........................................      10 years
Set-top boxes...............................................       5 years
Vehicles....................................................       5 years
Other property, plant and equipment.........................  5 - 10 years

INVENTORIES FOR CONSTRUCTION

    Inventories for construction are stated at the lower of cost, determined by the average cost method, or net realizable value. Inventories are principally related to cable distribution networks. Cost of inventory includes purchase price, transportation, customs and other direct costs.

GOODWILL AND OTHER INTANGIBLES

    Prior to the Acquisition, goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under
SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

    The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately $315.4 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and six months ended June 30, 2002 does not include any goodwill amortization expense. For the three and six months ended June 30, 2001, the consolidated statement of operations included such amortization expense of approximately $6.1 million and $12.0 million, respectively.

    The following table presents the pro forma effect on net loss and basic net loss per common share from the reduction of amortization expense as a result of SFAS 142:

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Net loss as reported.................................  $(6,043)   $(13,463)  $(15,682)  $(29,044)
  Add Back:
    Goodwill amortization............................       --       6,113         --     12,060
                                                       -------    --------   --------   --------
Adjusted net loss....................................  $(6,043)   $ (7,350)  $(15,682)  $(16,984)
                                                       =======    ========   ========   ========

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Basic net loss per common share:
  As Reported........................................  $(30.22)   $(67.32)   $(78.41)   $(145.22)
  Add Back: Goodwill amortization....................       --      30.57         --       60.30
                                                       -------    -------    -------    --------
  Adjusted:..........................................  $(30.22)   $(36.75)   $(78.41)   $ (84.92)
                                                       =======    =======    =======    ========

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized and generally amortized over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", ("SFAS 141"), which was adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Company has applied SFAS 141 to its only applicable transaction the purchase of minority interests in PCBV on August 28, 2001.

DEFERRED FINANCING COSTS

    Costs incurred to obtain financing have been deferred and amortized as interest expense over the life of the loan using the effective interest method. Deferred financing costs were zero as of June 30, 2002 and December 31, 2001.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

    The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At June 30, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently evaluating the potential impact of the adoption of Statement of Financial Accounting Standards No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") will have on the Company's financial position and results of operations. As discussed in
Note 5, as of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting SFAS 144. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

    All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $688,000 and $993,000 for the three and the six months ended June 30, 2002 (including $61,000 and $143,000 in respect of cable and internet operations, respectively) and $98,000 and $280,000 for the three and the six months ended June 30, 2001.

5.  NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which the Company adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction, the purchase of the minority interest in PCBV on August 28, 2001.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, which the Company adopted effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process.

    As of June 30, 2002, net goodwill of approximately $315.4 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and six months ended June 30, 2002 does not include any goodwill amortization expense. For the three and the six months ended June 30, 2001, the consolidated statement of operations included amortization expense of approximately $6.1 million and $12.0 million, respectively.

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

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

    In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets
("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes accounting and reporting standards for impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the potential impact the adoption of SFAS 144 will have on Company's financial position and results of operation. The Company expects it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management is aware that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. UPC has not adopted SFAS 145 and is currently evaluating the impact of SFAS 145 on the Company's consolidated financial statements. The Company does not believe that the adoption of SFAS 145 will have a material impact on the Company's net loss, financial position or cash flows.

    On June 28, 2002 the Financial Accounting Standards Board voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities"
("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes
(1) costs related to terminating a contract that is not a capital lease and
(2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on its results of operations and financial position.

6.  RELATED PARTY TRANSACTIONS

    During the ordinary course of business, the Company enters into transactions with related parties. The principal related party transactions are described below.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

CALL CENTER AND IT REVENUE

    The Company provided certain call center services to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), an affiliate of UPC Polska, until June 30, 2002. The total revenue from these services amounted to $938,000 and $1,856,000 for the three and the six months ended June 30, 2002, respectively.

    Additionally, during the three month period ended June 30, 2002, the Company has provided to TKP certain IT services for subscriber data migration to TKP. The total revenue from these services amounted to $221,000 for the three months ended June 30, 2002.

    These revenues were generated only during the six months ended June 30, 2002 and the Company does not expect that any additional services will be provided to TKP to generate such revenue for the remainder of 2002.

OTHER REVENUE

    Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $281,000 for the three months ended June 30, 2002. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

DIRECT OPERATING EXPENSES CHARGED BY AFFILIATES

    Programming has been provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $2,710,000, $5,676,000, $5,479,000 and $11,622,000 for the three and the six months ended June 30, 2002 and 2001, respectively.

    The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted $139,000 and $168,000 for the three and the six months ended June 30, 2002. There were no such costs in the three and the six months ended June 30, 2001.

    During the three and the six months ended June 30, 2002 and 2001, the Company was charged by PCI with $1,137,000, $2,249,000, $839,000 and $1,673,000, respectively, in relation to cable network lease.

    The Company has incurred direct cost related to Internet services from its affiliates amounting to $374,000 and $700,000 for the three and the six months ended June 30, 2002 as compared to $213,000 and $264,000 for the three and the six months ended June 30, 2001, respectively.

INTEREST EXPENSE

    During the three and the six months ended June 30, 2002 and 2001, the Company incurred interest expense in relation to the loans payable to PCI of $4,549,000, $9,047,000, $4,139,000 and $8,352,000, respectively.

NOTES PAYABLE TO PCI

    As of June 30, 2002 and December 31, 2001, the Company had loans payable to PCI of approximately $254,998,000 and $249,765,000, respectively. The amounts include accrued interest of

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

approximately $75,215,000 and $70,053,000 as of June 30, 2002 and December 31, 2001, respectively. The loan bears interest at the rate of 10% per annum.

7.  RECLASSIFICATIONS

    Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and the six months ended June 30, 2002.

8.  PER SHARE INFORMATION

    Basic loss per common share is based on the weighted average number of common shares outstanding of 200,000 for the three and the six months ended June 30, 2002 and 2001.

9.  COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

    The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of June 30, 2002 are $1,037,000 in 2002, $1,340,000 in 2003, $1,306,000 in 2004, $1,302,000
in 2005 and $521,000 in 2006 and thereafter.

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

    In addition, some conduit agreements with TPSA provide that cables can be installed in the conduit only for the use of cable television. If the Company uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits. The Company is currently in the process of providing Internet services to its cable customers in certain of its markets.

    Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $926,000 as of June 30, 2002.

PROGRAMMING COMMITMENTS

    The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At June 30, 2002, the Company had an aggregate minimum commitment in relation to these agreements of

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

approximately $132,527,000 over the next sixteen years, approximating $11,927,000 remaining in 2002, $21,770,000 in 2003, $19,026,000 in 2004,
$16,336,000 in 2005, $6,985,000 in 2006 and $56,483,000 in 2007 and thereafter.

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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o. ("PKT"), an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming on their cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council,
(ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company expects that the case will be formally dismissed shortly as a settlement was reached by the parties on July 31, 2002. In connection with this settlement PKT withdrew its claim on August 7, 2002. The Company will not incur any material costs as a result of this settlement.

HBO ARBITRATION

    The Company and its parent are involved in a dispute against Polska Programming B.V. ("HBO") concerning its cable carriage agreement ("Cable Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company and its parent commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause there under ("MFN") by providing to other cable operators in the relevant Territory terms that are more favorable than those offered to the Company.

                     POLAND CABLEVISION (NETHERLANDS) B.V.

           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

    In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that it was liable for minimum guarantees under the Cable Agreement. The Company responded to the counterclaims by denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause. The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. Given that the actual number of future cable subscribers is unknown, the Company is unable to estimate the extent of any financial impact, if any, on the Company should HBO prevail on its cable counterclaim.

10. SUBSEQUENT EVENTS

    In July 2002, PCBV has purchased from Poltelkab Sp. z o.o. ("Poltelkab", a subsidiary of PCI) 4.5% of shares in UPC Telewizja Kablowa Sp. z o.o. for the amount of PLN 1.2 million (approximately $0.3 million). As a result of this transaction PCBV owns 51.3% of shares in UPC Telewizja Kablowa Sp. z o.o.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    The following discussion and analysis provides information concerning the results of operations and financial condition of Poland Communication, Inc. ("PCI" or the "Company"). Such discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of the Company. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of the Company's 2001 Annual Report filed on Form 10-K. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

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

    Readers are cautioned not to place undue reliance on these forward looking statements which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

    - future financial performance of the Company, UPC Polska, Inc. ("UPC Polska") and United Pan-Europe Communications N.V. ("UPC"), including availability, terms and deployment of capital;

    - the overall market acceptance of Company's products and services, including acceptance of the pricing of those products and services; and

    - the Company's ability to obtain debt or equity financing or to restructure its outstanding indebtedness.

    The report of the Company's former independent accountants, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about its ability to continue as a going concern. The Company's management's plans in regard to these matters are described in the note 2 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern. Investors in the Company should review carefully the report of Arthur Andersen Sp. z o.o. There can be no assurance the Company will be able to continue as a going concern.

OVERVIEW

    The Company operates the largest cable television system in Poland with approximately 1,865,500 homes passed and approximately 998,000 total subscribers as at June 30, 2002. The Company's overall revenue has increased by $0.2 million from $20.2 million to $20.4 million for the three months ended
June 30, 2001 and 2002, and increased by $1.2 million from $38.9 million to $40.1 million for the six months ended June 30, 2001 and 2002, respectively.

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

    The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At June 30, 2002, approximately 62.3% of the Company's subscribers received its basic package. For the six months ended June 30, 2002, approximately 91.7% of the Company's revenue was derived from monthly subscription fees. For the six months ended June 30, 2001, 97.9% of the Company's revenue in its cable segment was derived from monthly subscription fees.

    The Company also provides internet services to its customers. Although the Company does not currently have additional capital to invest in development of this service, it intends to expand its internet service offering at some point in the future. Revenue of $0.9 million and $1.8 million for the three and the six months ended June 30, 2002 as compared to $0.3 million and $0.5 million for the corresponding periods in 2001 was attributable to the Company's Internet services. Individual and home office internet subscribers are charged a standard monthly subscription fee of $41.40 and $51.30, respectively, for internet and cable TV services combined (rates as of June 30, 2002, excluding 7% VAT tax). The standard installation fee is approximately $56.70 for existing cable customers and approximately $69.10 for new customers (rates as of June 30, 2002, excluding 7% VAT tax). However, the Company regularly offers a promotional installation fee at the nominal price of approximately $0.25.

    In addition, until June 30, 2002, the Company has provided certain call center services, such as billing and subscriber support and IT services to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), an affiliate of UPC Polska. Revenue of $1.2 million and $2.1 million was attributable to these services for the three and the six months ended June 30, 2002, respectively, and there will be no more such revenue for the remainder of 2002.

    The Company has reviewed its business strategy. The Company's principal objective under its new strategy is for its business to become cash flow positive in 2002. It will also focus on enhancing its position, as a leading provider of cable television in Poland by capitalizing on favorable opportunities that it believes exists in Poland.

    The Company has implemented a pricing strategy designed to increase revenue per subscriber and thus its profit margin. For an additional monthly charge, certain of the Company's cable networks in 2001 have offered two premium television services--the HBO Poland Service and Wizja Sport (since March, 2001 Wizja Sport has been included in the basic service package and in December 2001 ceased operation). In connection with the Canal+ merger, in February 2002, Canal+ Multiplex began to be distributed across the Company's network. The Company, its parent and Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") are currently negotiating the definitive long-form channel carriage agreement for distribution of Canal+ Multiplex. The Company offers HBO Poland and Canal+ Multiplex for approximately $7.10 and $7.90 per month, respectively (rates as of June 30, 2002, excluding 22% VAT tax). The Company also offers these channels as a package at approximately $12.00 per month (rates as of June 30, 2002, excluding 22% VAT).

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

    In addition to other operating statistics, the Company measures its financial performance by EBITDA, an acronym for earnings before interest, taxes, depreciation and amortization. The Company defines EBITDA to be net loss adjusted for interest and investment income, depreciation and amortization, interest expense, foreign exchange gains or losses, income tax expense and non operating income or expense. The items excluded from EBITDA are significant components in understanding and assessing the Company's financial performance. The Company and industry analysts believe that EBITDA and related measures of cash flow from operating activities serve as important financial indicators in measuring and comparing the operating performance of media companies.

    EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to net income, cash flowsor any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of EBITDA may not be comparable to statistics with s similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

    The Company reported positive EBITDA of $4.7 million and $9.3 million for three and the six months ended June 30, 2002 and positive EBIDTA of $2.4 million and $2.1 million for three and the six months ended June 30, 2001, respectively.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 4 "Summary of Significant Accounting Policies" in the notes to the unaudited consolidated financial statements contained in this Quarterly Report as Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2001 Annual Report.

GOODWILL AND OTHER INTANGIBLES

    Prior to the acquisition of the UPC Polska outstanding shares by United Pan-Europe Communications N.V. ("UPC"), ("Acquisition"), goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally ten years, with the exception of amounts paid relating to non-compete agreements. The portion of the purchase price relating to non-compete agreements was amortized over the term of the underlying agreements, generally five years.

    Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized using straight-line basis over the expected periods to be benefited, which is fifteen years.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which the Company adopted effective January 1, 2002. Under
SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

    The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately $359.8 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and six months ended June 30, 2002 does not include any goodwill amortization expense. For the three and six months ended June 30, 2001, the consolidated statement of operations included such amortization expense of approximately $6.8 million and $13.4 million, respectively.

    Through its subsidiaries, the Company has entered into lease agreements with the Polish national telephone company ("TPSA"), for the use of underground telephone conduits for cable wiring. Costs related to obtaining conduit and franchise agreements with housing cooperatives and governmental authorities are capitalized and generally amortized over a period of ten years. In the event the Company does not proceed to develop cable systems within designated cities, costs previously capitalized will be charged to expense.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which was adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The Company has applied SFAS 141 to its only applicable transaction the purchase of minority interests in PCBV on August 28, 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the recoverability of a long-lived asset (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently evaluating the potential impact of the adoption of Statement of Financial Accounting Standards No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") will have on the Company's financial position and results of operations. As discussed in Note 5, as of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting SFAS 144. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

    Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51"Financial Reporting by Cable Television Companies" ("SFAS 51").

    Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue and accordingly the Company did not report any deferred revenue on installations as of June 30, 2002 and December 31, 2001.

FOREIGN CURRENCIES

    Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

    The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased $0.2 million or 1.0% from $20.2 million in the three months ended June 30, 2001 to $20.4 million in the three months ended
June 30, 2002 and increased $1.2 million or 3.1% from $38.9 million in the six months ended June 30, 2001 to $40.1 million in the six months ended June 30, 2002. This increase was primarily attributable to an increase in revenue from internet subscriptions from $0.3 million for the three months ended June 30, 2001 to $0.9 million for the three months ended June 30, 2002 and from $0.5 million for the six months ended June 30, 2001 to $1.8 million for the six months ended June 30, 2002. This increase was partially offset by the depreciation of the Polish zloty against the US dollar and a decrease in the number of basic subscribers. In addition, during the three and the six months ended June 30, 2002, the Company obtained revenue of $1.2 million and $2.1 million, respectively, from certain call center services such as billing and subscriber support and IT services, provided to TKP. These revenues were generated only during the six months ended June 30, 2002. The Company does not expect that any additional services will be provided to TKP for the remainder of 2002.

    Revenue from monthly subscription fees represented 91.7% and 97.9% of cable television revenue for the six months ended June 30, 2002 and 2001, respectively. During the three and the six months ended June 30, 2002, the Company generated approximately $1.0 million and $1.9 million, respectively, of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and the Canal+ Multiplex channel to cable subscribers as compared to $1.1 million and $2.3 million for the three and the six months ended
June 30, 2001, respectively, when HBO Poland and Wizja Sport were provided as premium channels (commencing April 1, 2001 the latter channel was moved to the basic package, and therefore did not generate premium revenue).

    DIRECT OPERATING EXPENSES. Direct operating expenses decreased
$2.3 million, or 18.1%, from $12.7 million for the three months ended June 30, 2001 to $10.4 million for the three months ended June 30, 2002 and decreased $4.4 million, or 17.5%, from $25.1 million for the six months ended June 30, 2001 to $20.7 million for the six months ended June 30, 2002, principally as a result of the decrease in programming expenses resulting from the discontinuation of the Wizja Jeden and Wizja Sport channels decrease in programming charges (as a result of renegotiation of certain programming agreements) and a decrease in the number of subscribers. Direct operating expenses decreased from 62.9% of revenues for the three months ended June 30, 2001 to 51.0% of revenues for the three months ended June 30, 2002 and decreased from 64.5% of revenues for the six months ended
June 30, 2001 to 51.6% of revenues for the six months ended June 30, 2002.

    The following table reflects details of the Company's direct operating expenses:

                                             SIX MONTHS ENDED      AS %      SIX MONTHS ENDED      AS %
                                              JUNE 30, 2002     OF REVENUE    JUNE 30, 2001     OF REVENUE
                                             ----------------   ----------   ----------------   ----------
                                                                    (IN THOUSANDS)
Operating expenses:

  Charged by affiliates:
    Programming............................      $ 5,844            15%          $12,155            31%
    Internet expenses......................          700             2%              264             1%
                                                 -------            ---          -------            ---
                                                 $ 6,544            16%          $12,419            32%
  Charged by third parties:
    Programming............................        3,928            10%            3,322             9%
    Copyrights.............................        1,130             3%            1,123             3%
    Network operation......................        3,394             8%            3,097             8%
    Service and Installation...............        1,059             3%            1,683             4%
    Customer service.......................        2,452             6%            1,513             4%
    Billing and MIS........................        2,199             5%            1,911             5%
                                                 -------            ---          -------            ---
                                                 $14,162            35%          $12,649            33%
                                                 -------            ---          -------            ---
Total operating expenses:..................      $20,706            52%          $25,068            64%
                                                 =======            ===          =======            ===

    The Company's direct operating expenses charged by third parties increased by $1.5 million, or 12%, in six months period ended June 30, 2002 primarily as a result of an increase of $0.6 million in third party programming expenses and an increase of $0.9 million in customer service. The increase in third party programming expenses arose as a result of different number of channels being charged directly to the Company. In 2001, the Company was charged directly by channel providers for seven channels, while the rest of the Company's programming content was provided through the Company's affiliate. In 2002, the number of channels charged directly to the Company increased up to 14 as a result of seven new programming agreements signed with channel providers.

    During the six months ended June 30, 2002 the direct operating expenses charged by the Company's affiliates decreased by $5.9 million, or 47%, primarily due to the discontinuation of the Wizja Jeden and Wizja Sport channels, agreements signed directly with channel providers (as discussed above) as well as a decrease in the number of subscribers.

    All programming agreements are entered into for fixed periods of time (usually at least 3 years or more) and affect the Company's cash flow as a fixed term commitment.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.2 million or 3.9% from $5.1 million for the three months ended June 30, 2001 to $5.3 million for the three months ended
June 30, 2002 and decreased $1.7 million or 14.5% from $11.7 million for the six months ended June 30, 2001 to $10.0 million for the six months ended June 30, 2002. This decrease was attributable mainly to a decrease in bad debt expense (of approximately $1.5 million) and improved operating efficiency.

    As a percentage of revenue, selling, general and administrative expenses increased from 25.2% for the three months ended June 30, 2001 to approximately 26.0% for the three months ended June 30, 2002 and decreased from 30.1% for the six months ended June 30, 2001 to approximately 24.9% for the six months ended June 30, 2002.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $7.0 million, or 49.0%, from $14.3 million for the three months ended June 30, 2001 to $7.3 million for the three months ended June 30, 2002 and decreased $13.0 million, or 47.4%, from $27.4 million for the six months ended June 30, 2001 to $14.4 million for the six months ended June 30, 2002, as a result of the non-amortization of goodwill, resulting from the application of Statement of Financial Accounting Standards ("SFAS") No 142. Depreciation and amortization expense as a percentage of revenues decreased from 70.8% for the three months ended June 30, 2001 to 35.8% for the three months ended June 30, 2002 and decreased from 70.4% for the six months ended June 30, 2001 to 35.9% for the six months ended June 30, 2002.

    OPERATING LOSS. Each of the factors discussed above contributed to operating losses of $2.7 million and $5.1 million for the three and the six months ended June 30, 2002, respectively, compared to operating losses of $11.9 million and $25.2 million for the three and the six months ended June 30, 2001, respectively.

    The composition of customers receiving basic, intermediate and premium or internet services influences the Company's operating margin in the following ways:

    - The average price charged to customers receiving each of the services is different, influencing the Company's total revenue.

    - Programming expenses are incurred only in relation to the provision of basic and premium service. Due to certain channels being charged to the Company on a fixed fee basis (minimum guarantee), the Company's operating margin is adversely affected when the actual number of subscribers is lower than the guaranteed level of subscribers under the Company's programming agreements.

    - Intermediate service does not require programming charges (only channels "free to air" are provided under this service). Fees for intermediate service are significantly lower than basic service (on average fees generated from our intermediate service are approximately 10% of those generated from basic service).

    - Premium service is available only to those subscribers who already receive basic service. Therefore, as an additional product to an existing customer, the Company's premium service generates additional revenues and margins. However, one of the Company's premium channel agreements has a minimum guaranteed provision. As such, a decrease in the number of premium subscribers below the guaranteed level has a direct adverse impact on the Company's total operating margin. This occurred in 2001 with respect to the Company's premium service. Also, in March 2001, Wizja Sport channel, which was previously provided as a premium channel, was moved to the basic package, resulting in higher programming costs to the Company since the channel was made available to a larger group of subscribers.

    - Internet service is also currently available only to these subscribers who already receive basic service. The internet service is subject to direct expenses of approximately 40% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

    FOREIGN EXCHANGE GAIN/LOSS, NET. For the three and the six months ended
June 30, 2002, foreign exchange differences represented gain of $1.6 million and loss of $1.6 million, respectively; as compared to a foreign exchange gain of $2.2 million and $3.2 million for the three and the six months ended June 30, 2001, respectively. This change is attributable to appreciation of the Polish zloty against the US dollar during three months ended June 30, 2002 and depreciation of the Polish zloty against the US dollar during six months ended June 30, 2002 as compared to the Polish zloty appreciation against the US dollar during the three and six months period ended June 30, 2001.

    INCOME TAX EXPENSE. The Company recorded $23,000 and $89,000 of income tax expense for the three and the six months ended June 30, 2002, respectively, as compared to $47,000 and $83,000 for the three and the six months ended June 30, 2001.

    NET LOSS. For the three months ended June 30, 2002 and the three months ended June 30, 2001, the Company had net losses of $1.4 million and $10.2 million, respectively. For the six months ended June 30, 2002 and the six months ended June 30, 2001, the Company had net losses of $7.8 million and $23.4 million, respectively. These losses were the result of the factors discussed above.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from $15.3 million for the three months ended June 30, 2001 to $7.0 million for the three months ended June 30, 2002 and decreased from $33.5 million for the six months ended June 30, 2001 to $19.0 million for the six months ended June 30, 2002, mainly as a result of the factors discussed above.

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

    The Company is in compliance with these covenants. However, as discussed further in Note 2 to the Company's unaudited consolidated financial statements, an acceleration of the Company's repayment obligations of other debt of the Company in excess of $5.0 million would trigger an Event of Default (as defined in the indentures). The Company has evaluated its compliance with its indenture governing the PCI Notes as of June 30, 2002 and as of the date of filing this Quarterly Report on Form 10-Q and has determined, based on its assessment that an Event of Default has not occurred under its indenture. Accordingly, the Company continues to reflect these notes as a long-term liability.

    The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $254,998,000 and $249,765,000 at June 30, 2002 and December 31, 2001, respectively.

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

    In accordance with the terms of the indentures governing the PCI Notes, the Company was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 5, 1999, the Company had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, the Company has purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. UPC Polska purchased 14,000 shares of Debenture Stock issued by the Company for $140 million to fund PCI's purchase of PCI Notes and operations. The Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, the Company has pledged to UPC Polska notes issued to it by the Company's subsidiary PCBV with an aggregate principal amount of $176,815,000. The Company's noteholders will be equally and ratably secured by the pledge in accordance with the terms of the PCI indenture.

    UPC Polska financed the Company's operating and investing activities by making loans and increasing paid in capital, however there were no additional loans and/or paid in capital from UPC Polska during the first and the second quarter of 2002.

    On June 30, 2002, the Company had, on a consolidated basis, approximately $79.0 million aggregate principal amount of indebtedness outstanding (including trade payable to UPC Polska and its affiliates), of which $64.4 million was owed to UPC Polska and its affiliates.

    The Company had positive cash flows from operating activities of $4.0 million for the six months ended June 30, 2002 as compared to negative cash flows from operating activities of $3.6 million for the six months ended
June 30, 2001, primarily due to decrease in the Company's direct operating expenses.

    Cash used for the purchase and expansion of the Company's cable television networks was $2.4 million and $9.0 million for the six months ended June 30, 2002 and 2001, respectively.

    On June 30, 2002, the Company was committed to pay at least $139.1 million in guaranteed payments (including but not limited to payments for programming and rights) over the next sixteen years of which at least approximately
$14.0 million was committed through the end of 2002.

    The following table presents the Company's minimum future commitments under its programming and lease contracts.

                                                                                       2007 AND
                                 2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                               --------   --------   --------   --------   --------   ----------   --------
                                                              (IN THOUSANDS)
Building.....................  $ 1,037    $ 1,340    $ 1,306    $ 1,302     $  521           --    $  5,506
Conduit......................      834         92         --         --         --           --         926
Programming..................   11,927     21,770     19,026     16,336      6,985       56,483     132,527
Other........................      127         --         --         --         --           --         127
Headend......................       27          1         --         --         --           --          28
                               -------    -------    -------    -------     ------      -------    --------
TOTAL........................  $13,952    $23,203    $20,332    $17,638     $7,506      $56,483    $139,114
                               =======    =======    =======    =======     ======      =======    ========

    As of June 30, 2002, the Company had negative working capital. In addition to its contractual commitments described in the table above, the Company has repayment obligations on November 1, 2003 related to the PCI Notes of approximately $14.5 million in principal amount, plus interest, redemption obligations in December 2003 of approximately $140.0 million, plus interest, related to the mandatorily redeemable debenture stock, and repayment obligations in 2003 of approximately $10.2 million, including interest, related to its currently outstanding indebtedness owed to UPC Polska. The Company has trade payables of $54.3 million currently due to UPC Polska and its affiliates. The Company has in the past relied on UPC Polska to help meet its obligations. UPC Polska has in the past relied on its parent, UPC, and UPC's affiliates to meet its obligations.

    On February 1, 2002, May 1, 2002 and August 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused events of default to occur on certain of the debt securities and loan agreements of UPC and its affiliates, including Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC and its affiliates with respect to such securities. UPC, Belmarken and other UPC affiliates have obtained waivers of the defaults on the other loan agreements. These waivers expire on the earlier of (A) September 12, 2002 and (B) the occurrence of certain events, none of which has occurred as of August 14, 2002.

    UPC has entered into negotiations with UnitedGlobalCom, Inc. ("United"), UPC's parent, and certain holders of UPC's debt securities to restructure certain of the indebtedness of UPC and its affiliates.

    On July 24, 2002, United and a committee representing certain holders of UPC's debt securities announced an agreement in principle on the terms of debt restructuring. The agreed debt restructuring is subject to approval of UPC's supervisory board and other conditions. The Company cannot make any assurance that UPC will be able to reach agreement with either United or the note holders on mutually satisfactory definitive terms for the debt restructuring or when, or if, any definitive restructuring agreement will actually be consummated. In addition, even if a definitive restructuring agreement is entered into and consummated, there can be no assurance that it will enable UPC to provide financing to the Company in the future.

    Although the Company had anticipated being able to rely on UPC Polska, which is relying on UPC, to meet its payment obligations, given UPC's and UPC Polska's liquidity concerns, the Company is not certain that it will receive the necessary (or any) financing from UPC Polska. If the Company is unable to rely on UPC Polska for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company, UPC Polska, UPC and United.

    The Company will not be able to generate sufficient cash flow, and the Company cannot make any assurances that it will be able to raise funds, on terms that will be favorable to the Company, or at all, in sufficient amounts to meet its payment obligations.

    Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it consummates investments in or acquisitions of other companies, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

    The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether the Company's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) the Company's parent ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about the Company's ability to continue as a going concern. The management of UPC Polska is currently evaluating various options of its debt restructuring aimed to recapitalize the UPC Polska operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company revenues from subscribers are in Polish zloty, while its major costs components are denominated in foreign currencies. In particular, the Company's programming commitments are denominated in US dollars or Euros. Also the Company's loans payable to UPC Polska and PCI Notes are expressed in the U.S dollars.

    The Company's long-term debt is primarily subject to a fixed rate, and therefore the Company is neither materially benefited nor materially disadvantaged by variations in interest rates.

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

    International operations constitute 100% of the Company's consolidated operating loss for the three months ended June 30, 2002. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

    The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $1.7 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro would result in a $1.7 million increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items, including U.S. dollar denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

    The Company does not generally hedge foreign currency translation risk. While the Company may consider entering into transactions to hedge the risk of exchange rate fluctuations, there is no assurance that it will be able to obtain hedging arrangements on commercially satisfactory terms. Therefore, shifts in currency exchange rates may have an adverse effect on the Company's financial results and on its ability to meet its U.S. dollar and Euro denominated debt obligations and contractual commitments.

    Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, approximately 10.1% in 2000 and approximately 5.5% in 2001. The rate of inflation for the six month period ended June 30, 2002 was approximately 1.1%. The exchange rate for the Polish zloty has stabilized and the rate of evaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2000 and 2001, the Polish zloty has appreciated against the U.S. dollar by approximately 0.12% and 3.80%, respectively. For the period of the six months ended June 30, 2002, the Polish zloty has depreciated against the U.S. dollar by approximately 0.8%.

    Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.

                                        AMOUNT OUTSTANDING
                                        AS OF JUNE 30, 2002                    EXPECTED FISCAL YEAR FOR REPAYMENT
                                      -----------------------   -----------------------------------------------------------------
                                                                                                                        2007 AND
                                      BOOK VALUE   FAIR VALUE     2002       2003       2004       2005       2006     THEREAFTER
                                      ----------   ----------   --------   --------   --------   --------   --------   ----------
                                             UNAUDITED                      (IN THOUSANDS)
PCI Notes, net of discount..........    $14,509      $14,509        --     $14,509        --         --         --          --
Bank Rozwoju Exportu S.A. Euro
  facility..........................        229          229       229          --        --         --         --          --
                                        -------      -------      ----     -------      ----       ----       ----        ----
  Total.............................    $14,738      $14,738      $229     $14,509      $ --       $ --       $ --        $ --
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

HBO LAWSUIT

    Two of the Company's subsidiaries, Telewizja Kablowa Gosat-Service Sp. z o.o. and PTK S.A., and four unrelated Polish cable operators and HBO Polska Sp. z o.o. ("HBO Polska") were made defendants in a lawsuit instituted by Polska Korporacja Telewizyjna Sp. z o.o. ("TKP"), an indirect partially-owned subsidiary of Canal+. The lawsuit was filed in the Provincial Court in Warsaw, XX Economic Division (Sad Wojewodzki w Warszawie, Wydzial XX Gospodarczy) (the "Court"). The main defendant in the proceedings is HBO Polska which is accused of broadcasting HBO television programming in Poland without a license from the Polish National Radio and Television Council as required by the Polish Television Act and thereby undertaking an activity constituting an act of unfair competition. The plaintiff has asked the Court to order HBO Polska to cease broadcasting of its programming in Poland until it has received a broadcasting license from the Polish National Radio and Television Council, and that the defendant cable operators be ordered (i) to cease carrying the HBO Polska programming ontheir cable networks in Poland until HBO Polska has received a broadcasting license from the Polish National Radio and Television Council,
(ii) not to use their current filters for the purpose of unscrambling the HBO Polska programming, and (iii) in the future, to use effective encoding systems and systems of controlled access to the HBO Polska programming. The Company expects that the case will be formally dismissed shortly as a settlement was reached by the parties on July 31, 2002. In connection with this settlement PKT withdrew its claim on August 7, 2002. The Company will not incur any material costs as a result of this settlement.

HBO ARBITRATION

    The Company and its parent are involved in a dispute against Polska Programming B.V. ("HBO") concerning its cable carriage agreement ("Cable Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company and its parent commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing to other cable operators in the relevant Territory terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

    In its answer in the arbitration, HBO asserted counterclaims against the Company, alleging that it was liable for minimum guarantees under the Cable Agreement. The Company responded to the counterclaims by denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause. The Company intends to vigorously prosecute its claims and defend against HBO's counterclaims. Given that the actual number of future cable subscribers is unknown, the Company is unable to estimate the extent of any financial impact, if any, on the Company should HBO prevail on its cable counterclaim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION:

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Listing
    None.

(b) Reports on Form 8-K

    The Company filed the following Report on Form 8-K during the three months ended June 30, 2002:

    - Current Report on Form 8-K, filed on July 15, 2002, relating to the dismissal of Arthur Andersen Sp. z o.o, its independent auditors and engagement of KPMG Polska Sp. z o.o. as its new auditor.

    - Current Report on Form 8-K/A, filed on August 6, 2002, relating the dismissal of Arthur Andersen Sp. z o.o., its independent auditors, and engagement of KPMG Polska Sp. z o.o. as its new auditor.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       POLAND COMMUNICATIONS, INC.

                                                       BY:  /S/ SIMON BOYD
                                                            -----------------------------------------
                                                            Simon Boyd
                                                            President And Chief Executive Officer

DATE: August 14, 2002

                                 CERTIFICATION

    The undersigned Chief Executive Officer and Chief Financial Officer of the Registrant hereby certify that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                       By:  /s/ SIMON BOYD
                                                            -----------------------------------------
                                                            Simon Boyd
                                                            President And Chief Executive Officer

                                                       By:  /s/ JOANNA NIECKARZ
                                                            -----------------------------------------
                                                            Joanna Nieckarz
                                                            Chief Financial Officer

Date: August 14, 2002