Form 10-Q
period 2002-09-30
POLAND COMMUNICATIONS INC
filed 2002-11-14
CIK 1031232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FROM THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 333-20307

POLAND COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEW YORK (State or Other Jurisdiction of Incorporation of Organization)	06-1070447 (IRS Employer Identification No.)
4643 ULSTER STREET SUITE 1300 DENVER, COLORADO (Address of Principal Executive Officers)	80237 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 770-4001

        Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒    No ☐

        The number of shares outstanding of Poland Communications, Inc.'s common stock as of September 30, 2002, was:

Common Stock    18,948

POLAND COMMUNICATIONS, INC.
FORM 10-Q INDEX
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

POLAND COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,632	$3,210
Trade accounts receivable, net of allowance for doubtful accounts of $3,294 in 2002 and $2,765 in 2001	5,319	6,478
Prepayments	548	733
Due from affiliates	53	48
Other current assets	89	176

Total current assets	9,641	10,645

Property, plant and equipment:
Cable system assets	165,056	166,955
Construction in progress	789	783
Vehicles	1,591	1,612
Office, furniture and equipment	11,766	11,431
Other	9,208	12,146

	188,410	192,927
Less accumulated depreciation	(71,746)	(54,059)

Net property, plant and equipment	116,664	138,868
Inventories for construction	3,522	4,028
Intangible assets, net (note 3)	353,636	370,062

Total assets	$483,463	$523,603

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,279	$19,391
Accrued interest	591	240
Deferred revenue	2,826	2,646
Current portion of notes payable	113	407
Due to UPC Polska and its affiliates (note 2 and 6)	52,130	60,343

Total current liabilities	70,939	83,027

Long-term liabilities:
Notes payable and accrued interest to UPC Polska (note 6)	10,398	9,706
Notes payable (note 2)	14,509	14,509

Total liabilities	95,846	107,242

Redeemable preferred stock (liquidation value $60,000,000; 6,000 shares authorized, issued and outstanding)	47,382	43,521
Mandatorily Redeemable Debenture Stock, 30,000 shares authorized; 14,000 shares issued and outstanding (including accrued dividend)	185,140	172,223
Commitments and contingencies (note 9)
Stockholder's equity:
Common stock, $.01 par value; 27,000 shares authorized, 18,948 shares issued and outstanding	1	1
Paid-in capital	336,027	353,464
Accumulated other comprehensive loss	(36,891)	(21,232)
Accumulated deficit	(144,042)	(131,616)

Total stockholder's equity	155,095	200,617

Total liabilities and stockholder's equity	$483,463	$523,603

See accompanying notes to unaudited consolidated financial statements.

POLAND COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SPETEMBER 30,
	2002	2001	2002	2001
Cable television revenue (note 6)	$18,616	$18,600	$58,679	$57,514
Operating expenses:
Direct operating expenses charged by third parties	6,275	6,121	20,437	18,770
Direct operating expenses charged by affiliates (note 6)	3,622	5,686	10,166	18,105
Selling, general and administrative expenses	3,534	6,863	13,556	18,590
Depreciation and amortization	7,075	12,558	21,522	39,922

Total operating expenses	20,506	31,228	65,681	95,387

Operating loss	(1,890)	(12,628)	(7,002)	(37,873)
Interest and investment income third party	62	61	143	223
Interest expense third party	(393)	(375)	(1,181)	(1,116)
Interest expense UPC Polska (note 6)	(232)	(232)	(691)	(689)
Non operating expense, net	(179)	—	(20)	(205)
Foreign exchange loss, net	(1,952)	(5,057)	(3,581)	(1,855)

Loss before income taxes	(4,584)	(18,231)	(12,332)	(41,515)
Income tax expense	(5)	(79)	(94)	(162)

Net loss	(4,589)	(18,310)	(12,426)	(41,677)
Accretion of redeemable preferred stock	(1,324)	(1,181)	(3,861)	(3,447)
Accrued dividend on Mandatorily Redeemable
Debenture Stock	(4,306)	(3,914)	(12,917)	(11,743)

Net loss applicable to holders of common stock	$(10,219)	$(23,405)	$(29,204)	$(56,867)

Basic net loss per common share	$(539.32)	$(1,235.22)	$(1,541.27)	$(3,001.21)

See accompanying notes to unaudited consolidated financial statements.

POLAND COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net loss	$(4,589)	$(18,310)	$(12,426)	$(41,677)
Other comprehensive loss:
Translation adjustment	(10,692)	(25,038)	(15,659)	(8,189)

Comprehensive loss	$(15,281)	$(43,348)	$(28,085)	$(49,866)

See accompanying notes to unaudited consolidated financial statements.

POLAND COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2002	NINE MONTHS ENDED SEPTEMBER 30, 2001
Cash flows from operating activities:
Net loss	$(12,426)	$(41,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,522	39,922
Unrealized foreign exchange losses	3,814	1,972
Other	81	336
Changes in operating assets and liabilities:
Accounts receivable	906	2,189
Other current assets	586	750
Accounts payable and accrued expenses	(3,591)	(13,675)
Accrued interest	1,043	404
Amounts due to UPC Polska and its affiliates	(23)	3,789
Amounts due from affiliates	(7)	—
Deferred revenue	283	508

Net cash provided by/(used in) operating activities	12,188	(5,482)

Cash flows from investing activities:
Construction and purchase of property, plant and equipment	(3,239)	(9,026)
Purchase of intangibles	(120)	(195)

Net cash used in investing activities	(3,359)	(9,221)

Cash flows from financing activities:
Proceeds / (repayment) from parent, net	(7,957)	16,609
Repayment of notes payable	(326)	(346)

Net cash (used in)/ provided by financing activities	(8,283)	16,263

Net increase in cash and cash equivalents	546	1,560
Effect of exchange rates on cash and cash equivalents	(124)	(117)
Cash and cash equivalents at beginning of period	3,210	1,442

Cash and cash equivalents at end of period	$3,632	$2,885

Supplemental cash flow information:
Cash paid for interest	$842	$762

Cash paid for income taxes	$45	$85

See accompanying notes to unaudited consolidated financial statements.

POLAND COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

1.    BASIS OF PRESENTATION; GENERAL

        The information furnished by Poland Communications, Inc. and its subsidiaries ("PCI" or the "Company") has been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations. The Company maintains its books of accounts in Poland, the Netherlands and in the United States of America in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of PCI and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC (the "2001 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

        Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including internet services; refining the channel line up to the interests of existing subscribers; improving the effectiveness of the Company's sales and marketing efforts; reducing churn (customer disconnects); and increasing rates aggressively on broadcast packages.

        The Company also intends to increase the effectiveness of its operations and reduce its expenses by enhancing internal controls; improving corporate decision-making processes; reorganizing the Company so as to simplify its legal and operational structure; and using local rather than expatriate employees in management, thereby reducing general and administrative costs.

2.    GOING CONCERN AND LIQUIDITY RISKS

        These unaudited consolidated financial statements have been prepared on a going concern basis. Due to the large capital investment required for the construction or acquisition of its cable networks and the administrative costs associated with commencing operations the Company has incurred substantial operating losses since inception.

        The Company relies solely on its parent UPC Polska, Inc. ("UPC Polska") for its sources of liquidity and financing, which relies solely on United Pan-Europe Communications N.V. ("UPC") for its sources of liquidity and financing. The financial and liquidity problems experienced by UPC and UPC Polska, as described further below, have a significant impact on the Company's ability to continue as a going concern. During 2001, UPC Polska reviewed its long-term plan for its operations and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. UPC Polska and the Company have positive EBITDA (EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization) and positive cash flows from operations in 2002.

        On February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused potential cross default on certain other debt securities and loan agreements of UPC and its affiliates, including notes (the "Belmarken Notes") issued by UPC and Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC with respect to such securities. UPC and its affiliates have obtained waivers to the potential cross defaults on their other debt securities and loan agreements, which are subject to certain conditions.

        On September 30, 2002, UPC announced that it had entered into a restructuring agreement with its parent company, UnitedGlobalCom, Inc. ("United"), certain affiliates of United and certain holders of UPC's outstanding debt securities. The restructuring agreement contains:

  •
  a plan for the restructuring of UPC's debt and equity capital and the filing by UPC of a voluntary case under Chapter 11 of the United States Bankruptcy Code and a voluntary provisional moratorium petition and plan of compulsory composition (Akkoord) under the Dutch Bankruptcy Code, and

  •
  an agreement by the security holders, to forbear from exercising rights and remedies relating to the defaults while the restructuring agreement remains in effect.

        The restructuring agreement may be terminated for a variety of reasons, including UPC's failure to make bankruptcy filings by December 31, 2002 or the lapse of a period of nine months from the date the bankruptcy filings are made. To the Company's knowledge none of the termination events has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        On September 30, 2002, UPC also announced that it had received an extended waiver to its principal loan agreement. The extended waiver expires on the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        Consummation of the restructuring contemplated by the UPC's restructuring agreement is subject to various conditions. The Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated. In addition, even if the restructuring agreement is consummated, there can be no assurance that UPC will be able to provide financing to UPC Polska or that UPC Polska will be able to provide financing to the Company in the future.

        Although the Company had anticipated being able to rely on UPC Polska, which is relaying on UPC, to meet its payment obligations, given UPC's and UPC Polska's liquidity concerns, the Company is not certain that it will receive the necessary (or any) financing from UPC Polska. If the Company is unable to rely on UPC Polska for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding indebtedness of the Company and if applicable, UPC Polska, UPC and United.

        As of September 30, 2002, PCI had negative working capital of $61.3 million and experienced operating losses of $1.9 million and $7.0 million for the three and the nine months ended September 30, 2002 as compared to operating losses of $12.6 million and $37.9 for the three and the nine months ended September 30, 2001, respectively. It also has significant commitments under operating leases and for programming rights, as well as repayment obligations related to PCI's 9 7/8% Senior Notes due 2003 (the "PCI Notes"). During the remainder of the year 2002, the Company will be required to repay the remaining $0.1 million balance of the Bank Rozwoju facility (approximately $30,000 on a monthly basis). On November 1, 2003, the Company will also be required to repay approximately $14.5 million in principal amount under the PCI Notes and in December 2003 to redeem its mandatorily redeemable debenture stock of $140 million held by UPC Polska at the issue price plus interest of 10% per annum compounded annually. It also has $52.1 million in trade payables due to UPC Polska and affiliates, which is classified as a current liability as of September 30, 2002.

        In light of the foregoing payment obligations, PCI believes that the financial condition of UPC Polska is important to its own near and long term financial condition and liquidity.

        As of September 30, 2002, UPC Polska had negative working capital of $375.1 million and a stockholder's deficit of $340.3 million and had experienced operating losses of $3.6 million and $12.7 million for the three and the nine months ended September 30, 2002 as compared to operating losses of $47.5 million and $141.4 million for the three and the nine months ended September 30, 2001, respectively. UPC Polska has substantial repayment obligations on its indebtedness, including approximately $430.2 million under its 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes") and $452.5 million due to UPC and its affiliate (including accrued interest) as well as ongoing interest payments on such principal amounts.

        As of September 30, 2002, a significant amount of UPC Polska's unrestricted cash has limitations imposed on it by its indentures and notes payable to UPC and its affiliate. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required by UPC Polska, UPC Polska has limited sources of funding available to it outside of its operating cash flows. There are various reasons UPC Polska could face substantial repayment obligations in the near term. As of September 30, 2002, UPC Polska had approximately $6.0 million in outstanding notes payable to Reece Communications Inc. ("RCI"), a former stockholder of Poland Cablevision B.V. ("PCBV"). The note bears interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive interest at the default rate of 12% per annum and accelerate the repayment of the note. Accordingly, in the UPC Polska financial statements the entire outstanding balance of the note is recognized as a short-term liability.

        As a result of material adverse change provisions contained in the debt agreements between UPC and UPC Polska, the notes payable to UPC and its affiliates of $452.5 million (including accrued interest) have been classified as current in the UPC Polska financial statements.

        UPC Polska's loan agreements with UPC and Belmarken contain various covenants and events of default which, among other things, permit UPC and Belmarken to accelerate the loans if a continuing default exists under the Belmarken Notes, a default exists under indebtedness of UPC Polska or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to UPC Polska have occurred. Although potential cross defaults exist under UPC Polska loans owing to UPC and Belmarken as a result of the potential defaults under the Belmarken Notes and the default under the RCI note, these potential defaults have been waived by the relevant holders. These waivers are effective (i) until December 31, 2002 in the case of the RCI note and (ii) until the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q, in the case of the Belmarken Notes. Accordingly, UPC Polska loans payable to UPC and Belmarken have been classified as short-term liabilities in UPC Polska's financial statements.

        In the event any of UPC Polska's debt was accelerated as a result of a cross acceleration or another event of default, UPC Polska would have limited funds or available borrowings to repay its obligations. In such circumstances UPC Polska's available cash on hand would be insufficient to satisfy all of its obligations, and UPC Polska cannot be certain that it would be able to obtain the necessary financing at all, or on terms that will be favorable to UPC Polska.

        Moreover, if the Company's or UPC Polska's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company and UPC Polska may need to obtain greater amounts of additional financing. While it is the Company's and UPC Polska's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company and UPC Polska in the future, or, if available, that they could be obtained on terms acceptable to the Company and UPC Polska.

        The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether the Company's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) the Company's parent's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates, (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about the Company's ability to continue as a going concern. Management of UPC Polska is currently evaluating various debt restructuring options aimed at recapitalizing UPC Polska.

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

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

        On June 2, 1999, UPC Polska, the Company's parent, entered into an Agreement and Plan of Merger (the "Merger Agreement") with UPC, providing for UPC to acquire (the "Acquisition") all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share. In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the UPC Polska's outstanding warrants and stock options.

        As a result of the Acquisition, UPC revalued all of its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to Acquisition, and pushed down goodwill of approximately $979.3 million to UPC Polska establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between UPC Polska's business segments based on the investment model used for acquisition. The Company was allocated approximately $417.1 million of goodwill. During the years ended December 31, 2000 and 2001 the Company's goodwill increased by $23.4 million to $440.5 million due to the purchase by an affiliate of the Company's parent of outstanding stock in Poland Cablevision (Netherlands) B.V. ("PCBV") from RCI, a former PCBV minority shareholder.

        As discussed in note 5, as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. The Company has completed the first step of goodwill impairment test required by SFAS 142 and determined that an indication of potential impairment of goodwill exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of September 30, 2002, net goodwill of approximately $350.6 million is included in the accompanying consolidated balance sheet. The consolidated statements of operations for the three and nine months ended September 30, 2002 do not include any goodwill amortization expense. For the three and the nine months ended September 30, 2001, the consolidated statement of operations included amortization expense of approximately $6.4 million and $19.8 million, respectively.

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts; impairment charges of long-lived assets and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to accounts receivable. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

        Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51 "Financial Reporting by Cable Television Companies" ("SFAS 51").

        Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set-up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue and accordingly the Company did not report any deferred revenue on installations as of September 30, 2002 and December 31, 2001.

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

        U.S. TAXATION—PCI is subject to U.S. Federal taxation on its worldwide income. Polish companies that are not engaged in a trade or business within the U.S. or that do not derive income from U.S. sources are not subject to U.S. income tax.

        FOREIGN TAXATION—Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

        Income tax for other foreign companies is calculated in accordance with tax regulations in effect in the respective countries. Due to differences between accounting practices under Polish and other foreign tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes, which may result in deferred income tax assets and liabilities.

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

        When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the nine months ended September 30, 2002 and 2001, no interest costs were capitalized.

        Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets	10 years
Set-top boxes	5 years
Vehicles	5 years
Other property, plant and equipment	5 - 10 years

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

        Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized on a straight-line basis over the expected periods to be benefited, which is fifteen years.

        In July 2001, the Financial Accounting Standards Board issued SFAS 142, which the Company adopted effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

        The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of September 30, 2002, net goodwill of approximately $350.6 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and nine months ended September 30, 2002 does not include any goodwill amortization expense. For the three and nine months ended September 30, 2001, the consolidated statement of operations included such amortization expense of approximately $6.4 million and $19.8 million, respectively.

        The following table presents the pro forma effect on net loss and basic net loss per common share from the reduction of amortization expense as a result of SFAS 142:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(IN THOUSANDS, UNAUDITED)
Net loss as reported	$(4,589)	$(18,310)	$(12,426)	$(41,677)
Add Back:
Goodwill amortization	—	6,422	—	19,834

Adjusted net loss	$(4,589)	$(11,888)	$(12,426)	$(21,843)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Basic net loss per common share:
As reported	$(539.32)	$(1,235.22)	$(1,541.27)	$(3,001.21)
Add back: Goodwill amortization	—	338.93	—	1,046.76

Adjusted	$(539.32)	$(896.29)	$(1,541.27)	$(1,954.45)

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

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141,"Business Combinations" ("SFAS 141"), which was adopted effective July 1, 2001. SFAS 141 requires the purchase method of accounting for all business combinations initiated after September 30, 2001. The Company has applied SFAS 141 to its only applicable transaction the purchase of minority interests in PCBV on August 28, 2001.

STOCK-BASED COMPENSATION

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company accounts for employee stock options and other stock-based awards using the intrinsic value method as outlined under APB Opinion No. 25, "Accounting for Stock Issued to Employees", with proforma disclosure of net loss and loss per share as if the fair value method for expense recognition under SFAS 123 had been applied.

FOREIGN CURRENCIES

        Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at the balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

        The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, redeemable preferred stock, mandatorily redeemable debenture stock, accrued expenses and notes payable. At September 30, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

        At September 30, 2002 and December 31, 2001, the carrying value of the redeemable preferred stock has been determined based upon the amount of future cash flows discounted using the Company's estimated borrowing rate for similar instruments. It was not practicable to estimate the fair value of the redeemable preferred stock due to the fact that the instruments are wholly owned by the Company's parent.

        At September 30, 2002 and December 31, 2001, the fair value of the Company's notes payable balance approximated $14,622,000 and $14,916,000, respectively based on the last trading price of the notes as of these dates. It was not practical to estimate the fair value of amounts due to UPC Polska and its affiliates and due from affiliates because of the nature of these instruments, the circumstances surrounding their issuance, and the absence of quoted market prices for similar financial instruments. At the date of the Acquisition, the PCI Notes were restated to their fair market value at this date. The resulting $1.6 million increase was recorded in the pushed-down purchased accounting entries.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently evaluating the potential impact the adoption of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") will have on the Company's financial position and results of operations. As discussed in Note 5, as of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting SFAS 144. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

        All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $145,000 and $1,138,000 for the three and the nine months ended September 30, 2002 (including $36,000 and $179,000 in respect of internet operations, respectively) and $131,000 and $411,000 for the three and the nine months ended September 30, 2001.

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

        The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process.

        As of September 30, 2002, net goodwill of approximately $350.6 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and nine months ended September 30, 2002 does not include any goodwill amortization expense. For the three and nine months ended September 30, 2001, the consolidated statement of operations included such amortization expense of approximately $6.4 million and $19.8 million, respectively.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes accounting and reporting standards for impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the potential impact the adoption of SFAS 144 will have on its financial position and results of operations. The Company expects it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management believes that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

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

CALL CENTER AND IT REVENUE

        During the year 2002 the Company provided certain call center services to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), an affiliate of UPC Polska. The total revenue from these services amounted to zero and $1,856,000 for the three and the nine months ended September 30, 2002, respectively.

        Additionally, during the nine month period ended September 30, 2002, the Company has provided to TKP certain IT services for subscriber data migration to TKP. The total revenue from these services amounted to $26,000 and $247,000 for the three and the nine months ended September 30, 2002, respectively.

        These revenues were generated primarily in the first half of 2002 and the Company does not expect that any additional services will be provided to TKP to generate such revenue for the remainder of 2002.

OTHER REVENUE

        Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $129,000 and $410,000 for the three and the nine months ended September 30, 2002, respectively. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

DIRECT OPERATING EXPENSES CHARGE BY AFFILIATES

        Programming has been provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $3,039,000 and $8,715,000, for the three and the nine months ended September 30, 2002 as compared to $5,382,000 and $17,537,000 for the three and the nine months ended September 30, 2001, respectively.

        The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted $170,000 and $338,000 for the three and the nine months ended September 30, 2002. There were no such costs in the three and the nine months ended September 30, 2001.

        The Company has incurred direct costs related to internet services from its affiliates amounting to $413,000 and $1,113,000 for the three and the nine months ended September 30, 2002 as compared to $304,000 and $568,000 for the three and the nine months ended September 30, 2001, respectively

INTEREST EXPENSE

        The Company incurred interest expense in relation to the loans payable to UPC Polska of $232,000, $691,000 for the three and the nine months ended September 30, 2002 as compared to $232,000 and $689,000 for the three and the nine months ended September 30, 2001, respectively.

PAYABLES TO UPC POLSKA AND ITS AFFILIATES

        All amounts payable to UPC Polska and its affiliate relate to the reimbursement of actual expenses incurred (i.e. there were no amounts representing allocated expenses) mainly relating to programming and internet expenses charged by affiliates. Additionally, the account includes interest free advances from UPC Polska in the amount of $11,478,000 and $19,435,000 as of September 30, 2002 and December 31, 2001, respectively.

NOTES PAYABLE TO UPC POLSKA

        As of September 30, 2002 and December 31, 2001, the Company had a loan payable to UPC Polska of approximately $10,398,000 and $9,706,000, respectively. The amounts include accrued interest of approximately $2,798,000 and $2,107,000 as of September 30, 2002 and December 31, 2001, respectively. The loan bears interest at the rate of 12% per annum and matures on August 1, 2004.

7.    RECLASSIFICATIONS

        Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statement to conform to the unaudited consolidated financial statement presentation for the three and the nine months ended September 30, 2002.

8.    PER SHARE INFORMATION

        Basic loss per common share is based on the weighted average number of common shares outstanding of 18,948 for three and the nine months periods ended September 30, 2002 and 2001.

9.    COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

        The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of September 30, 2002 are $622,000 in 2002, $1,428,000 in 2003, $1,304,000 in 2004, $1,297,000 in 2005 and $516,000 in 2006.

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

        Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $1,097,000 as of September 30, 2002.

PROGRAMMING COMMITMENTS

        The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of September 30, 2002, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $62,457,000 over the next sixteen years, approximating $1,204,000 in 2002, $4,791,000 in 2003, $4,974,000 in 2004, $3,063,000 in 2005, zero in 2006 and $48,425,000 in aggregate for all years after 2006. In addition the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

REGULATORY FRAMEWORK

        The Company is in possession of all valid telecommunication permits, a considerable number of which were issued in 2001 for a 10 year period. If there is a necessity of renewal, the Company applies to the President of the Office for Telecommunications and Post Regulation ("URTiP"). Historically, the Company has not experienced difficulties in obtaining such renewals and believes it will continue to receive such renewals in the normal course of business.

        The Polish Parliament voted on October 28, 2002 to remove the statutory license from the copyright law effective January 1, 2003, subject to formal signature by the President of Poland. The full effect of this potential change is unclear however it may result in an obligation for cable operators to have all agreements with broadcaster and copyright associations in place by January 1, 2003. Its effects on the copyright fees paid by cable operators is also uncertain as a new copyright law, currently under review, is due to be passed in 2003.

        The statutory license has been used so far by all cable operators in Poland to retransmit domestic and foreign free-to-air (FTA) channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTAs (e.g. German channels).

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

HBO ARBITRATION

        The Company and its parent is involved in a dispute with Polska Programming B.V. ("HBO") concerning its cable carriage agreement ("Cable Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company and its parent commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant Territory on terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

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

POLAND CABLEVISION (NETHERLANDS) B.V.
CONSOLIDATED BALANCE SHEETS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,517	$2,933
Trade accounts receivable, net of allowance for doubtful accounts of $3,291 in 2002 and $2,733 in 2001	5,319	6,428
Prepayments	544	733
Due from affiliates	67	206
Other current assets	78	—

Total current assets	9,525	10,300

Property, plant and equipment:
Cable system assets	131,861	134,870
Construction in progress	780	774
Vehicles	1,434	1,435
Office, furniture and equipment	11,258	10,907
Other	8,253	8,520

	153,586	156,506
Less accumulated depreciation	(58,325)	(43,307)

Net property, plant and equipment	95,261	113,199
Inventories for construction	3,507	4,008
Intangible assets, net (note 3)	310,669	325,027

Total assets	$418,962	$452,534

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,203	$17,560
Deferred revenue	2,735	2,558
Notes payable and accrued interest to PCI (note 6)	254,945	249,765
Due to PCI and UPC Polska and affiliates	69,557	66,612

Total current liabilities	341,440	336,495

Commitments and contingencies (note 9)
Minority Interest	237	285
Stockholders' equity:
Capital stock $0.50 par value; 200,000 shares authorized, issued and outstanding	100	100
Paid-in capital	288,124	288,783
Accumulated other comprehensive loss	(33,205)	(19,333)
Accumulated deficit	(177,734)	(153,796)

Total stockholders' equity	77,285	115,754

Total liabilities and stockholders' equity	$418,962	$452,534

See accompanying notes to unaudited consolidated financial statements.

POLAND CABLEVISION (NETHERLANDS) B.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Cable television revenue (note 6)	$18,513	$17,546	$58,386	$54,291
Operating expenses:
Direct operating expenses charged by third parties	6,273	5,833	20,423	17,848
Direct operating expenses charged by affiliates (note 6)	4,757	6,373	13,550	19,932
Selling, general and administrative expenses	3,527	6,770	13,362	17,526
Depreciation and amortization	5,981	10,855	18,191	34,544

Total operating expenses	20,538	29,831	65,526	89,850

Operating loss	(2,025)	(12,285)	(7,140)	(35,559)
Interest income, third party	46	60	125	220
Interest expense, third party	(26)	(3)	(90)	(3)
Interest expense, PCI (note 6)	(4,598)	(4,199)	(13,645)	(12,551)
Non operating expense, net	(174)	—	(341)	—
Foreign exchange loss, net	(1,500)	(3,920)	(2,816)	(1,424)

Loss before income taxes	(8,277)	(20,347)	(23,907)	(49,317)
Minority interest in subsidiary loss	21	70	48	49
Income tax expense	—	(58)	(79)	(111)

Net loss (note 4)	$(8,256)	$(20,335)	$(23,938)	$(49,379)

Basic net loss per common share (note 4)	$(41.28)	$(101.68)	$(119.69)	$(246.90)

See accompanying notes to unaudited consolidated financial statements.

POLAND CABLEVISION (NETHERLANDS) B.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net loss	$(8,256)	$(20,335)	$(23,938)	$(49,379)
Other comprehensive loss:
Cumulative translation adjustment	(9,492)	(22,178)	(13,872)	(7,289)

Comprehensive loss	$(17,748)	$(42,513)	$(37,810)	$(56,668)

See accompanying notes to unaudited consolidated financial statements.

POLAND CABLEVISION (NETHERLANDS) B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2002	NINE MONTHS ENDED SEPTEMBER 30, 2001
Cash flows from operating activities:
Net loss	$(23,938)	$(49,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	(48)	(49)
Depreciation and amortization	18,191	34,544
Interest expense added to notes payable to PCI	13,645	11,915
Unrealized foreign exchange losses	3,113	1,585
Other	61	292
Changes in operating assets and liabilities:
Accounts receivable	858	2,350
Other current assets	427	722
Accounts payable	(2,925)	(13,128)
Deferred revenue	277	224
Amounts due to affiliates and parent	2,700	4,136
Amounts due from UPC affiliates	131	(347)

Net cash provided by/(used in) operating activities	12,492	(7,135)

Cash flows from investing activities:
Construction and purchase of property, plant and equipment	(3,203)	(8,851)
Purchase of intangible assets	(120)	(176)

Net cash used in investing activities	(3,323)	(9,027)

Cash flows from financing activities:
Proceeds/(repayment) from parent, net	(8,463)	16,962

Net cash provided by/(used in) financing activities	(8,463)	16,962

Net increase in cash	706	800
Effect of exchange rates on cash and cash equivalents	(122)	(25)
Cash and cash equivalents at beginning of the period	2,933	1,159

Cash and cash equivalents at end of the period	$3,517	$1,934

Supplemental cash flow information:
Cash paid for interest	$90	$42

Cash paid for income taxes	$36	$35

See accompanying notes to unaudited consolidated financial statements.

POLAND CABLEVISION (NETHERLANDS) B.V.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

1.    BASIS OF PRESENTATION; GENERAL

        Financial information is included for Poland Cablevision (Netherlands) B.V. and its subsidiaries ("PCBV" or the "Company") as PCBV is a guarantor of Poland Communications, Inc., ("PCI") 9 7/8% Senior Notes due 2003 (the "PCI Notes"). The information furnished by PCBV has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company maintains its books of accounts in Poland and the Netherlands in accordance with local accounting standards in the respective countries. These financial statements include all adjustments to the Company's statutory books to present these statements in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of PCBV and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows are unaudited, but in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company's consolidated results of operations and cash flows for the interim periods and the Company's financial position as of September 30, 2002. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's parent's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC (the "2001 Annual Report"). The interim financial results are not necessarily indicative of the results of the full year.

        Management of the Company believes that significant opportunities exist for cable television providers capable of delivering high quality, Polish-language programming on a multi-channel basis and other services on cable (i.e. data and telephones). As such, the Company's current focus is on its cable television market. The Company's business strategy is designed to increase its average revenue per subscriber and also, although to a lesser extent, to increase its subscriber base. The Company intends to achieve these goals by increasing penetration of new service products within existing upgraded homes; providing additional revenue-generating services to existing customers, including internet services; refining the channel line up to the interests of existing subscribers; improving the effectiveness of the Company's sales and marketing efforts; reducing churn (customer disconnects); and increasing rates aggressively on broadcast packages.

        The Company also intends to increase the effectiveness of its operations and reduce its expenses by enhancing internal controls; improving corporate decision-making processes; reorganizing the Company so as to simplify its legal structure; and using local rather than expatriate employees in management, thereby reducing general and administrative costs.

2.    GOING CONCERN AND LIQUIDITY RISKS

        These unaudited consolidated financial statements have been prepared on a going concern basis. Due to the large capital investment required for the construction or acquisition of its cable networks and the administrative costs associated with commencing operations the Company has incurred substantial operating losses since inception.

        The Company relies solely on PCI, which relies solely on UPC Polska, Inc. ("UPC Polska") and United Pan-Europe Communications N.V ("UPC") for its sources of liquidity and financing. The financial and liquidity problems experienced by PCI, UPC and UPC Polska, as described further below, have a significant impact on the Company's ability to continue as a going concern. During 2001, UPC

Polska reviewed its long-term plan for its operations and revised its business strategy for cable television from aggressive growth to a focus on achievement of positive cash flow. UPC Polska and the Company have positive EBITDA (EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization) and positive cash flows from operations in 2002.

        On February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused potential cross default on certain other debt securities and loan agreements of UPC and its affiliates, including notes (the "Belmarken Notes") issued by UPC and Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC with respect to such securities. UPC and its affiliates have obtained waivers to the potential cross defaults on their other debt securities and loan agreements, which are subject to certain conditions.

        On September 30, 2002, UPC announced that it had entered into a restructuring agreement with its parent company, UnitedGlobalCom, Inc. ("United"), certain affiliates of United and certain holders of UPC's outstanding debt securities. The restructuring agreement contains:

  •
  a plan for the restructuring of UPC's debt and equity capital and the filing by UPC of a voluntary case under Chapter 11 of the United States Bankruptcy Code and a voluntary provisional moratorium petition and plan of compulsory composition (Akkoord) under the Dutch Bankruptcy Code, and

  •
  an agreement by the security holders to forbear from exercising rights and remedies relating to the defaults while the restructuring agreement remains in effect.

        The restructuring agreement may be terminated for a variety of reasons, including UPC's failure to make bankruptcy filings by December 31, 2002 or the lapse of a period of nine months from the date the bankruptcy filings are made. To the Company's knowledge none of the termination events has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        On September 30, 2002, UPC also announced that it had received an extended waiver to its principal loan agreement. The extended waiver expires on the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q.

        Consummation of the restructuring contemplated by the UPC's restructuring agreement is subject to various conditions. The Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated. In addition, even if the restructuring agreement is consummated, there can be no assurance that UPC will be able to provide financing to UPC Polska or that UPC Polska will be able to provide financing to PCI and to the Company in the future.

        Although the Company had anticipated being able to rely on PCI and UPC Polska, which are relaying on UPC, to meet their payment obligations, given UPC, UPC Polska and PCI liquidity concerns, the Company is not certain that it will receive the necessary financing from its parent. If the Company is unable to rely on the parent and UPC Polska for financial support, it will have to meet its payment obligations with cash on hand or with funds obtained from public or private debt or bank financing or any combination thereof, subject to the restrictions contained in the indentures governing the outstanding senior indebtedness of the Company's parent and, if applicable, of UPC Polska, UPC and United.

        As of September 30, 2002, the Company had negative working capital of $331.9 million and has experienced operating losses of $2.0 million and $7.1 million for the three and the nine months ended September 30, 2002 as compared to $12.3 million and $35.6 million for the three and the nine months ended September 30, 2001, respectively. It also has significant commitments under operating leases and for programming rights, as well as the notes and accrued interest due to PCI of $254.9 million, which are due on demand.

        In light of the foregoing payment obligations, PCBV believes that the financial condition of UPC Polska and PCI is important to its own near and long term financial condition and liquidity.

        As of September 30, 2002, PCI has negative working capital of $61.3 million and has experienced operating losses of $1.9 million and $7.0 million for the three and the nine months ended September 30, 2002 as compared to $12.6 million and $37.9 million for the three and the nine months ended September 30, 2001, respectively. It also has significant commitments under operating leases and for programming rights, as well as repayment obligations related to the PCI Notes. During the remainder of the year 2002, PCI will be required to repay the remaining $0.1 million balance of the Bank Rozwoju facility. On November 1, 2003, PCI will also be required to repay approximately $14.5 million in principal amount under the PCI Notes and in December 2003 to redeem its mandatorily redeemable debenture stock of $140 million held by UPC Polska at the issue price plus interest of 10% per annum compounded annually. It also has $52.1 million in trade payables due to UPC Polska and affiliates, which is classified as current liability as of September 30, 2002.

        As of September 30, 2002, UPC Polska had negative working capital of $375.1 million and a stockholder's deficit of $340.3 million and had experienced operating losses of $3.6 million and $12.7 million for the three and the nine months ended September 30, 2002 as compared to operating losses of $47.5 million and $141.4 million for the three and the nine months ended September 30, 2001, respectively. UPC Polska has substantial repayment obligations on its indebtedness, including approximately $430.2 million under and 14 1/2% Senior Discount Notes due 2008, Series C Discount Notes due 2008 and 14 1/2% Senior Discount Notes due 2009 (together, the "UPC Polska Notes") and $452.5 million due to UPC and its affiliates (including accrued interest) as well as ongoing interest payments on such principal amounts.

        As of September 30, 2002, a significant amount of UPC Polska's unrestricted cash has limitations imposed on it by its indentures and notes payable to UPC and its affiliates. As a result of these limitations and the potential inability of UPC to provide necessary funding, if required by UPC Polska, UPC Polska has limited sources of funding available to it outside of its operating cash flows. There are various reasons UPC Polska could face substantial repayment obligations in the near term. As of September 30, 2002 UPC Polska had approximately $6.0 million in outstanding notes payable to Reece Communications, Inc. ("RCI"), a former stockholder of PCBV. The note bears an interest of 7% per annum and matures in August 2003. UPC is the guarantor of the note. Since an event of default has occurred under UPC's indentures, which was not cured or waived within the applicable grace period, a cross-default has occurred under the RCI note. As a result, RCI has the right to receive the interest at the default rate of 12% per annum and accelerate the repayment of the note. Accordingly, in the UPC Polska financial statements the entire outstanding balance of the note is recognized as a short-term liability.

        As a result of material adverse change provisions contained in the debt agreements between UPC and UPC Polska, the notes payable to UPC and its affiliates of $452.5 million (including accrued interest) have been classified as current in the UPC Polska financial statements.

        UPC Polska's loan agreements with UPC and Belmarken contain various covenants and events of default which, among other things, permit UPC and Belmarken to accelerate the loans if a continuing default exists under the Belmarken Notes, a default exists under indebtedness of UPC Polska or its subsidiaries which would permit or cause such indebtedness to be accelerated or if, in the opinion of UPC, certain material adverse events or conditions relative to UPC Polska have occurred. Although potential cross defaults exist under UPC Polska loans owing to UPC and Belmarken as a result of the potential defaults under the Belmarken Notes and the defaults under the RCI note, these potential defaults have been waived by the relevant holders. These waivers are effective (i) until December 31, 2002 in the case of the RCI note and (ii) until the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10-Q, in the case of the Belmarken Notes. Accordingly, UPC Polska loans payable to UPC and Belmarken have been classified as short-term liabilities in UPC Polska's financial statements.

        In the event any of UPC Polska's debt was accelerated as a result of a cross acceleration or another event of default, UPC Polska would have limited funds or available borrowings to repay its obligations. In such circumstances UPC Polska's available cash on hand would be insufficient to satisfy all of its obligations, and UPC Polska cannot be certain that it would be able to obtain the necessary financing at all, or on terms that will be favorable to UPC Polska.

        Moreover, if the Company's, PCI's or UPC Polska's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company, PCI or UPC Polska may need to obtain greater amounts of additional financing. While it is the Company's, PCI's or UPC Polska's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company, PCI or UPC Polska in the future, or, if available, that they could be obtained on terms acceptable to the Company, PCI or UPC Polska.

        The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether the Company's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) UPC Polska's ability to restructure the UPC Polska Notes and its loans payable to UPC and its affiliates (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about the Company's ability to continue as a going concern. Management of UPC Polska is currently evaluating various debt restructuring options aimed at recapitalizing UPC Polska.

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

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

        PCBV is a majority owned-subsidiary of PCI, and PCI is entirely owned by UPC Polska. On June 2, 1999, UPC Polska entered into an Agreement and Plan of Merger (the "Merger Agreement") with UPC, providing for UPC to acquire (the "Acquisition") all of the outstanding shares of UPC Polska in an all cash transaction valuing UPC Polska's shares of common stock at $19.00 per share. In addition, UPC acquired 100% of the outstanding Series A and Series B 12% Cumulative Preference Shares of UPC Polska and acquired all of the outstanding warrants and stock options.

        As a result of the Acquisition UPC revalued all of its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to Acquisition, and pushed down goodwill of approximately $979.3 million to UPC Polska establishing a new basis of accounting as of the acquisition date. The goodwill was allocated between the UPC Polska's business segments based on the investment model used for acquisition. PCBV was allocated approximately $354.0 million of goodwill. During the years ended December 31, 2000 and 2001 the Company's goodwill increased by $23.4 million to $377.4 million due to the purchase by an affiliate of UPC Polska of outstanding stock from PCBV's minority shareholders.

        As discussed in note 5, as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. The Company has completed the first step required by SFAS 142 and determined that an indication of potential impairment of goodwill exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. The consolidated statements of operations for the three and nine months ended September 30, 2002 do not include any goodwill amortization expense. For the three and the nine months ended September 30, 2001, the consolidated statement of operations included amortization expense of approximately $5.8 million and $17.8 million, respectively.

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and other short-term investments with original maturities of three months or less.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates, which include, but are not limited to: allowance for doubtful accounts; impairment charges of long-lived assets and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to accounts receivable. Upon disconnection of the subscriber, all unpaid accounts receivable from the subscriber are fully reserved. The allowance is maintained either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

REVENUE RECOGNITION

        Revenue related to the provision of cable television and internet services to customers are recognized in the period in which the related services are provided in accordance with SFAS No. 51 "Financial Reporting by Cable Television Companies" ("SFAS 51").

        Initial installation fees related to cable television and internet services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. However, due to regular promotional prices set up for installation fees, the Company's direct selling costs exceed the associated gross installation revenue and accordingly the Company did not report any deferred revenue on installations as of September 30, 2002 and December 31, 2001.

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

        Netherlands Taxation—The income tax treaty currently in force between the Netherlands and the United States provides that the Netherlands may impose a withholding tax at a maximum of 5% on dividends paid by PCBV to its stockholders.

        Foreign Taxation—Polish companies are subject to corporate income taxes, value added tax (VAT) and various local taxes within Poland, as well as import duties on materials imported by them into Poland.

        Due to differences between accounting practices under Foreign tax regulations and those required by U.S. GAAP, certain income and expense items are recognized in different periods for financial reporting purposes and income tax reporting purposes, which may result in deferred income tax assets and liabilities.

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

        When material, the Company capitalizes interest costs incurred during the period of construction in accordance with SFAS No. 34, "Capitalization of Interest Cost". Interest is not capitalized for short-term construction projects. During the nine months ended September 30, 2002 and 2001, no interest costs were capitalized.

        Depreciation is computed for financial reporting purposes using the straight-line method over the following estimated useful lives:

Cable system assets	10 years
Set-top boxes	5 years
Vehicles	5 years
Other property, plant and equipment	5 - 10 years

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

        Effective as of the date of the Acquisition, August 6, 1999, the Company revalued all its previously existing goodwill, including amounts related to non-compete agreements that related to transactions completed prior to the Acquisition. The goodwill that was pushed down to the Company was amortized on a straight-line basis over the expected periods to be benefited, which is fifteen years.

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

        The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of the impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of September 30, 2002, net goodwill of approximately $307.6 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and nine months ended September 30, 2002 does not include any goodwill amortization expense. For the three and nine months ended September 30, 2001, the consolidated statement of operations included such amortization expense of approximately $5.8 million and $17.9 million, respectively.

        The following table presents the pro forma effect on net loss and basic net loss per common share from the reduction of amortization expense as a result of SFAS 142:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(IN THOUSANDS, UNAUDITED)
Net loss as reported	$(8,256)	$(20,335)	$(23,938)	$(49,379)
Add Back:
Goodwill amortization	—	5,811	—	17,865

Adjusted net loss	$(8,256)	$(14,524)	$(23,938)	$(31,514)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Basic net loss per common share:
As reported	$(41.28)	$(101.68)	$(119.69)	$(246.90)
Add back: Goodwill amortization	—	29.06	—	89.33

Adjusted	$(41.28)	$(72.62)	$(119.69)	$(157.57)

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

FOREIGN CURRENCIES

        Foreign currency transactions are recorded at the exchange rate prevailing at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange at the balance sheet date. Gains and losses on foreign currency transactions are included in the consolidated statement of operations.

        The financial statements of foreign subsidiaries are translated into U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) average exchange rates during the period for results of operations. Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income/(loss) as a separate component of stockholder's equity. The Company considers all of its intercompany loans to its Polish subsidiaries to be of a long-term investment nature. As a result, any foreign exchange gains or losses resulting from the intercompany loans are reported in accumulated other comprehensive loss as a separate component of stockholder's equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value Of Financial Instruments" requires the Company to make disclosures of fair value information of all financial instruments, whether or not recognized on the consolidated balance sheets, for which it is practicable to estimate fair value.

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable. At September 30, 2002 and December 31, 2001, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities on the accompanying consolidated balance sheets approximates fair value due to the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company assesses the recoverability of long-lived assets (mainly property, plant and equipment, intangibles, and certain other assets) by determining whether the carrying value of the asset can be recovered over the remaining life of the asset through projected undiscounted future operating cash flows expected to be generated by such asset. If impairment in value is estimated to have occurred, the assets carrying value is reduced to its estimated fair value. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Additionally if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash and projected cash flow from operations prove to be insufficient, the Company may need to impair certain of its long-lived assets. The Company is currently evaluating the potential impact the adoption of Statement of Financial Accounting Standards No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") will have on the Company's financial position and results of operations. As discussed in note 5, as of the date of filing this Form 10-Q, the Company has not completed its evaluation of the impact of adopting SFAS 144. However, management is aware that the adoption could result in material adjustments to its long-lived assets and its statement of operations during 2002.

ADVERTISING COSTS

        All advertising costs of the Company are expensed as incurred. The Company incurred advertising costs of approximately $145,000 and $1,138,000 for the three and the nine months ended September 30, 2002 (including $36,000 and $179,000 in respect of internet operations, respectively) and $131,000 and $411,000 for the three and the nine months ended September 30, 2001.

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

        The Company is working with an external party to compare the fair value of the Company's reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The Company has completed the first step of the goodwill impairment test required by SFAS 142 and determined that an indication of potential goodwill impairment exists. The Company is currently carrying out the second step of the test to quantify the amount of impairment. It is possible that a substantial cumulative effect adjustment may be required as a result of this process.

        As of September 30, 2002, net goodwill of approximately $307.6 million is included in the accompanying consolidated balance sheets. The consolidated statement of operations for the three and nine months ended September 30, 2002 does not include any goodwill amortization expense. For the three and the nine months ended September 30, 2001, the consolidated statement of operations included amortization expense of approximately $5.8 million and $17.8 million, respectively.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes accounting and reporting standards for impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the potential impact the adoption of SFAS 144 will have on its financial position and results of operations. The Company expects it will have its SFAS 144 evaluation completed during the fourth quarter of 2002. At this point, management believes that the adoption of SFAS 144 could result in material adjustments to its long-lived assets and its statement of operations during 2002.

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

CALL CENTER REVENUE

        During the year 2002, the Company provided certain call center services to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), an affiliate of UPC Polska, until June 30, 2002. The total revenue from these services amounted to zero and $1,856,000 for the three and the nine months ended September 30, 2002, respectively.

        Additionally, during the nine month period ended September 30, 2002, the Company has provided to TKP certain IT services for subscriber data migration to TKP. The total revenue from these services amounted to $26,000 and $247,000 for the three and the nine months ended September 30, 2002, respectively.

        These revenues were generated primarily in first half of 2002 and the Company does not expect that any additional services will be provided to TKP to generate such revenue for the remainder of 2002.

OTHER REVENUE

        Commencing April 2002, the Company has provided certain IT services relating to a subscribers management system to other Central European affiliates of UPC. The total revenue from these services amounted to $129,000 and $410,000 for the three and the nine months ended September 30, 2002, respectively. This revenue is earned on a "cost plus" basis and the Company expects to continue providing these services.

DIRECT OPERATING EXPENSES CHARGE BY AFFILIATES

        Programming has been provided to the Company by certain of its affiliates. The Company incurred programming fees from these affiliates of $3,039,000 and $8,715,000, for the three and the nine months ended September 30, 2002 as compared to $5,236,000 and $16,858,000 for the three and the nine months ended September 30, 2001, respectively.

        The Company was also provided with Canal+ Multiplex programming by TKP. The total cost related to this service amounted $170,000 and $338,000 for the three and the nine months ended September 30, 2002. There were no such costs in the three and the nine months ended September 30, 2001.

        The Company was charged by PCI with $1,135,000 and $3,384,000 for the three and the nine months ended September 30, 2002 as compared to $833,000 and $2,506,000 for the three and the nine months ended September 30, 2001, respectively, in relation to cable network lease.

        The Company has incurred direct costs related to internet services from its affiliates amounting to $413,000 and $1,113,000 for the three and the nine months ended September 30, 2002 as compared to $304,000 and $568,000 for the three and the nine months ended September 30, 2001, respectively

INTEREST EXPENSE

        During the three and the nine months ended September 30, 2002, the Company incurred interest expense in relation to the loans payable to PCI of $4,598,000 and $13,645,000 as compared to $4,199,000 and $12,551,000 for the three and the nine months ended September 30, 2001, respectively.

NOTES PAYABLE TO PCI

        As of September 30, 2002 and December 31, 2001, the Company had loans payable to PCI of approximately $254,945,000 and $249,765,000, respectively. The amounts include accrued interest of approximately $75,165,000 and $70,053,000 as of September 30, 2002 and December 31, 2001, respectively. The loan bears interest at the rate of 10% per annum.

7.    RECLASSIFICATIONS

        Certain amounts have been reclassified in the corresponding period's unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation for the three and the nine months ended September 30, 2002.

8.    PER SHARE INFORMATION

        Basic loss per common share is based on the weighted average number of common shares outstanding of 200,000 for the three and the nine months ended September 30, 2002 and 2001.

9.    COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

        The Company leases several offices and warehouses within Poland under cancelable operating leases. The future minimum lease payments as of September 30, 2002 are $621,000 in 2002, $1,428,000 in 2003, $1,304,000 in 2004, $1,297,000 in 2005 and $516,000 in 2006 and thereafter.

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

        Minimum future lease commitments for the aforementioned conduit leases relate to 2002 and 2003 only, as all leases are cancelable in accordance with the aforementioned terms. The future minimum lease commitments related to these conduit leases approximates $1,097,000 as of September 30, 2002.

PROGRAMMING COMMITMENTS

        The Company has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party and affiliated content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount (guaranteed minimum) payable at the time of execution or based upon an actual number of subscribers connected to the system each month. As of September 30, 2002, the Company had an aggregate minimum commitment in relation to fixed obligations resulting from these agreements of approximately $62,457,000 over the next sixteen years, approximating $1,204,000 in 2002, $4,791,000 in 2003, $4,974,000 in 2004, $3,063,000 in 2005, zero in 2006 and $48,425,000 in aggregate for all years after 2006. In addition the Company has a variable obligation in relation to these agreements, which is based on the actual number of subscribers in the month for which the fee is due.

REGULATORY FRAMEWORK

        The Company is in possession of all valid telecommunication permits, a considerable number of which were issued in 2001 for a 10 year period. If there is a necessity of renewal, the Company applies to the President of the Office for Telecommunications and Post Regulation ("URTiP"). Historically, the Company has not experienced difficulties in obtaining such renewals and believes it will continue to receive such renewals in the normal course of business.

        The Polish Parliament voted on October 28, 2002 to remove the statutory license from the copyright law effective January 1, 2003, subject to formal signature by the President of Poland. The full effect of this potential change is unclear however it may result in an obligation for cable operators to have all agreements with broadcaster and copyright associations in place by January 1, 2003. Its effects on the copyright fees paid by cable operators is also uncertain as a new copyright law, currently under review, is due to be passed in 2003.

        The statutory license has been used so far by all cable operators in Poland to retransmit domestic and foreign free -to-air (FTA) channels without formal agreements with the broadcasters, primarily Polish channels (TVP, Polsat, TVN) and a number of foreign FTA's (e.g. German channels).

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

HBO ARBITRATION

        The Company and its parent is involved in a dispute with Polska Programming B.V. ("HBO") concerning its cable carriage agreement ("Cable Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company and its parent commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant Territory on terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

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

  •
  economic conditions in Poland generally, as well as in the pay television business in Poland, including decreasing levels of disposable income per household and increasing rates of unemployment;

  •
  changes in laws and regulations affecting the Company, especially those related to taxation;

  •
  risks associated with new copyrights law which is expected to be enacted in the near term;

  •
  changes in the television viewing preferences and habits of the Company's subscribers;

  •
  programming alternatives offered by the Company's competitors, especially the availability of free programming;

  •
  the Company's inability to comply with government regulations;

  •
  the continued strength of the Company's competitors;

  •
  future financial performance of the Company, UPC Polska, Inc. ("UPC Polska") and United Pan-Europe Communications N.V. ("UPC"), including availability, terms and deployment of capital;

  •
  the ability of UPC and UPC Polska to restructure their outstanding indebtedness;

  •
  the overall market acceptance of the Company's products and services, including acceptance of the pricing of those products and services; and

  •
  the Company's ability to obtain debt or equity financing or to restructure its outstanding indebtedness.

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

OVERVIEW

        The Company operates one of the largest cable television systems in Poland with approximately 1,865,800 homes passed and approximately 986,400 total subscribers as at September 30, 2002. The Company's overall revenue has remained at a similar level of $18.6 million for the three months ended September 30, 2001 and 2002, but increased by $1.2 million from $57.5 million to $58.7 million for the nine months ended September 30, 2001 and 2002, respectively.

        During 2001, the Company reviewed its business strategy. The Company's principal objective under its new strategy is for its business to become cash flow positive in 2002. It also focuses on enhancing its position, as a leading provider of cable television in Poland by capitalizing on favorable opportunities that it believes exists in Poland.

        The Company's business strategy is designed to increase its average revenue per subscriber, and also, although to a lesser extent, to increase its subscriber base.

        The Company intends to achieve these goals by:

  •
  increasing penetration of new service products within existing upgraded homes;

  •
  providing additional revenue-generating services to existing customers, including internet services;

  •
  refining the channel line up available on its cable network;

  •
  improving the effectiveness of the Company's sales and marketing efforts;

  •
  reducing churn (customer disconnects); and

  •
  increasing rates aggressively on the Company's broadcast package.

        The Company also intends to increase the effectiveness of its operations and reduce its expenses by:

  •
  enhancing internal controls;

  •
  improving debt collection activities

  •
  improving corporate decision-making processes;

  •
  reorganizing the Company so as to simplify its legal and operational structure; and

  •
  using more local rather than expatriate employees in management, thereby reducing general and administrative costs.

        The Company's revenues have been and will continue to be derived primarily from monthly subscription fees for cable television services. The Company charges its subscribers fixed monthly fees for their choice of service packages and for other services, such as premium channels, tuner rentals and additional outlets, all of which are included in monthly subscription fees. The Company currently offers broadcast, intermediate (in limited areas) and basic packages of cable service. At September 30, 2002, approximately 62.2% of the Company's subscribers received its basic package. The individual subscriber receiving basic package is charged, in average, a monthly subscription fee of $9.90 (including 22% VAT). For the nine months ended September 30, 2002, approximately 94.5% of the Company's revenue was derived from monthly subscription fees. For the nine months ended September 30, 2001, 97.7% of the Company's revenue in its cable segment was derived from monthly subscription fees.

        The Company also provides Internet services to its customers. Although the Company does not currently invest in development of this service, it intends to expand its internet service offering in the future. Revenue of $1.0 million and $2.8 million for the three and the nine months ended September 30, 2002 as compared to $0.4 million and $0.9 million for the corresponding periods in 2001 was attributable to the Company's Internet services. Individual and home office internet subscribers are charged a standard monthly subscription fee of $43.20 and $53.50, respectively, for internet and cable TV services combined (rates as of September 30, 2002, including 7% VAT on internet service part). The standard installation fee is approximately $59.00 for existing cable customers and approximately $71.10 for new customers (rates as of September 30, 2002, including 22% VAT). However, the Company frequently offers promotional installation fee at the nominal price of approximately $0.20.

        The Company has implemented a pricing strategy designed to increase revenue per subscriber and thus its profit margin. For an additional monthly charge, certain of the Company's cable networks in 2001 have offered two premium television services, HBO Poland and Wizja Sport. From March 2001 until December 2001 Wizja Sport was included in the basic service package. In December 2001 Wizja Sport ceased operation. In connection with the merger of UPC Polska's digital satellite direct-to-home, or "D-DTH", business with the D-DTH and premium pay television business of a company controlled by Group Canal+ S.A. ("Canal+"), in February 2002, Canal+ Multiplex began to be distributed across the Company's network. The Company, UPC Polska and Telewizyjna Korporacja Partycypacyjna S.A. ("TKP") are currently negotiating the definitive long-form channel carriage agreement for distribution of Canal+ Multiplex. The Company currently offers HBO Poland and Canal+ Multiplex for approximately $8.40 and $9.40 per month, respectively (rates as of September 30, 2002, including 22% VAT). The Company also offers these channels as a package at approximately $14.20 per month (rates as of September 30, 2002, including 22% VAT).

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

        EBITDA is not a U.S. GAAP measure of profit and loss or cash flow from operations and should not be considered as an alternative to net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of EBITDA may not be comparable to statistics with the same or a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

        The Company reported positive EBITDA of $5.2 million and $14.5 million for three and the nine months ended September 30, 2002 and negative EBIDTA of $0.1 million for the three months ended September 30, 2001 and positive EBIDTA of $2.0 million the nine months ended September 30, 2001.

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

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of critical accounting policies and other accounting policies, see note 4 "Summary of Significant Accounting Policies" in the notes to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q and the Management' Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

        REVENUE. Revenue remained on a similar level of $18.6 million in the three months ended September 30, 2001 and 2002 respectively, but increased $1.2 million or 2.1% from $57.5 million in the nine months ended September 30, 2001 to $58.7 million in the nine months ended September 30, 2002. The consistent three-month and increased nine-month revenues were attributable to a number of factors. Revenue from internet subscriptions increased from $0.4 million for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002 and from $0.9 million for the nine months ended September 30, 2001 to $2.8 million for the nine months ended September 30, 2002. This increase was partially offset by a decrease in the number of basic subscribers. In addition, during the nine months ended September 30, 2002, the Company obtained revenue of $2.1 million from certain call center services, such as billing and subscriber support and IT services, provided to TKP. There were no such revenues generated during 2001 and the Company does not expect that any additional services will be provided to TKP to generate such revenue for the reminder of 2002.

        Revenue from monthly subscription fees represented 94.5% and 97.7% of cable television revenue for the nine months ended September 30, 2002 and 2001, respectively. During the three and the nine months ended September 30, 2002, the Company generated approximately $0.9 million and $2.8 million, respectively, of premium subscription revenue as a result of providing the HBO Poland service pay movie channel and the Canal+ Multiplex channels to cable subscribers as compared to $1.0 million and $3.3 million for the three and the nine months ended September 30, 2001, respectively, when HBO Poland and Wizja Sport were provided as premium channels. Commencing April 1, 2001 the latter channel was moved to the basic package, and in December 2001 it was discontinued. Therefore, Wizja Sport did not generate premium revenue after April 2001.

        Revenue from installation fees amounted to $105,000 and $266,000 for the three and nine months ended September 30, 2002 as compared to $136,000 and $566,000 for the three and nine months ended September 30, 2001, respectively.

        DIRECT OPERATING EXPENSES. Direct operating expenses decreased $1.9 million, or 16.1%, from $11.8 million for the three months ended September 30, 2001 to $9.9 million for the three months ended September 30, 2002 and decreased $6.3 million, or 17.1%, from $36.9 million for the nine months ended September 30, 2001 to $30.6 million for the nine months ended September 30, 2002. Direct operating expenses decreased from 63.4% of revenues for the three months ended September 30, 2001 to 53.2% of revenues for the three months ended September 30, 2002 and decreased from 64.2% of revenues for the nine months ended September 30, 2001 to 52.1% of revenues for the nine months ended September 30, 2002. The decreases in direct operating expenses and direct operating expenses as a percentage of revenues are attributable primarily to a decrease in programming expenses resulting from the discontinuation of the Wizja Jeden and Wizja Sport channels, decrease in programming charges (as a result of renegotiation of certain programming agreements) and a decrease in the number of subscribers.

The following table reflects details of the Company's direct operating expenses:

	Nine months ended September 30, 2002	as % of revenue	Nine months ended September 30, 2001	as % of revenue
Revenue	$58,679		$57,514
Operating expenses:
Charged by affiliates:
Programming	$9,053	15%	$17,537	30%
Internet expenses	$1,113	2%	$568	1%
	$10,166	17%	$18,105	31%
Charged by third parties:
Programming	$5,828	10%	$5,163	9%
Copyrights	$1,645	3%	$1,660	3%
Network operation	$5,003	9%	$4,847	8%
Service and Installation	$1,553	3%	$2,341	4%
Customer service	$3,263	6%	$2,221	4%
Billing and MIS	$3,145	5%	$2,538	4%
	$20,437	35%	$18,770	33%
Total operating expenses:	$30,603	52%	$36,875	64%

        The Company's direct operating expenses charged by third parties increased by $1.7 million, or 9%, in nine months period ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily as a result of an increase of $0.7 million in third party programming expenses and an increase of $1.0 million in customer service. The increase in third party programming expenses arouse as a result of different number of channels being charged directly to the Company. In 2001, the Company was charged directly by channel providers for seven channels, while the rest of the Company's programming content was provided through the Company's affiliates. In 2002, the number of channels charged directly to the Company increased to 14 as a result of seven new programming agreements signed with channel providers.

        During the nine months ended September 30, 2002 the direct operating expenses charged by the Company's affiliates decreased by $7.9 million, or 44%, primarily due to the discontinuation of the

Wizja Jeden and Wizja Sport channels, agreements signed directly with channel providers (as discussed above) as well as a decrease in the number of subscribers.

        All programming agreements are entered into for fixed periods of time (usually at least 3 years or more) and affect the Company's cash flow as a fixed term commitment.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $3.4 million or 49.3% from $6.9 million for the three months ended September 30, 2001 to $3.5 million for the three months ended September 30, 2002 and decreased $5.0 million or 26.9% from $18.6 million for the nine months ended September 30, 2001 to $13.6 million for the nine months ended September 30, 2002.

        As a percentage of revenue, selling, general and administrative expenses decreased from 37.1% for the three months ended September 30, 2001 to approximately 18.8% for the three months ended September 30, 2002 and decreased from 32.3% for the nine months ended September 30, 2001 to approximately 23.2% for the nine months ended September 30, 2002. These decreases were attributable mainly to decreases in bad debt expense (of approximately $2.1 million) and improved operating efficiency.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $5.5 million, or 43.7%, from $12.6 million for the three months ended September 30, 2001 to $7.1 million for the three months ended September 30, 2002 and decreased $18.4 million, or 46.1%, from $39.9 million for the nine months ended September 30, 2001 to $21.5 million for the nine months ended September 30, 2002. Depreciation and amortization expense as a percentage of revenues decreased from 67.7% for the three months ended September 30, 2001 to 38.2% for the three months ended September 30, 2002 and decreased from 69.4% for the nine months ended September 30, 2001 to 36.6% for the nine months ended September 30, 2002. These decreases are attributable to the non-amortization of goodwill resulting from the application of SFAS No. 142.

        OPERATING LOSS. Each of the factors discussed above contributed to an operating losses of $1.9 million and $7.0 million for the three and the nine months ended September 30, 2002, respectively, compared to an operating losses of $12.6 million and $37.9 million for the three and the nine months ended September 30, 2001, respectively.

        The composition of customers receiving basic, intermediate and premium or internet services influences the Company's operating margin in the following ways:

  •
  The average price charged to customers receiving each of the services is different, influencing the Company's total revenue.

  •
  Programming expenses are incurred only in relation to the provision of basic and premium service. Due to certain channels being charged to the Company on a fixed fee basis (minimum guarantee), the Company's operating margin is adversely affected when the actual number of subscribers is lower than the guaranteed level of subscribers under the Company's programming agreements.

  •
  Intermediate service generally does not require programming charges (mainly channels "free to air" are provided under this service). Fees for intermediate service are significantly lower than basic service (on average fees generated from our intermediate service are approximately 10% of those generated from basic service).

  •
  Premium service is available only to those subscribers who already receive basic service. Therefore, as an additional product to an existing customer, the Company's premium service generates additional revenues and margins. However, one of the Company's premium channel agreements has a minimum guaranteed provision. As such, a decrease in the number of premium subscribers below the guaranteed level has a direct adverse impact on the Company's total operating margin. This occurred in 2001 and continues in 2002 with respect to the Company's premium service. Also, in March 2001, Wizja Sport channel, which was previously provided as a premium channel, was moved to the basic package (and in December 2001 it was discontinued), resulting in higher programming costs to the Company since the channel was made available to a larger group of subscribers.

  •
  The internet service is subject to direct expenses of approximately 40% of revenue from the provision of internet access services and therefore contributes positively to the operating margins of the Company.

        INTEREST EXPENSE THIRD PARTY. Interest expense remained on a similar level of $0.4 million for the three months ended September 30, 2001 and 2002 and increased $0.1 million, from $1.1 million for the nine months ended September 30, 2001 to $1.2 million for the nine months ended September 30, 2002. These interest expense relates mainly to interest paid and accrued on the Company's 9 7/8% Senior Notes due 2003 (the "PCI Notes").

        INTEREST EXPENSE CHARGED BY UPC POLSKA Interest expense remained on a similar level of $0.2 million and $0.7 million for the three and nine months ended September 30, 2001 and 2002.

        FOREIGN EXCHANGE GAIN/LOSS, NET. For the three and the nine months ended September 30, 2002, foreign exchange differences represented a loss of $2.0 million and loss of $3.6 million, respectively, as compared to a foreign exchange loss of $5.1 million and loss of $1.9 for the three and the nine months ended September 30, 2001, respectively. This change is attributable to the depreciation of the Polish zloty against the US dollar by 2.6% and by 4.1% during three and nine months ended September 30, 2002 as compared to the Polish zloty depreciation against the US dollar by 6.3% and 2.3% during the three and nine months period ended September 30, 2001.

        INCOME TAX EXPENSE. The Company recorded $5,000 and $94,000 of income tax expense for the three and the nine months ended September 30, 2002, respectively, as compared to $79,000 and $162,000 for the three and the nine months ended September 30, 2001.

        NET LOSS. For the three months ended September 30, 2002 and the three months ended September 30, 2001, the Company had net losses of $4.6 million and $18.3 million, respectively. For the nine months ended September 30, 2002 and the nine months ended September 30, 2001, the Company had net losses of $12.4 million and $41.7 million, respectively. These losses were the result of the factors discussed above.

        NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased from $23.4 million for the three months ended September 30, 2001 to $10.2 million for the three months ended September 30, 2002 and decreased from $56.9 million for the nine months ended September 30, 2001 to $29.2 million for the nine months ended September 30, 2002, mainly as a result of the factors discussed above.

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

        The Company has pledged to State Street Bank and Trust Company, the trustee for the PCI Notes (for the benefit of the holders of the PCI Notes) intercompany notes issued by PCBV, of a minimum aggregate principal amount (together with cash and cash equivalents of the Company), equal to at least 110% of the outstanding principal amount of the PCI Notes, and that, in the aggregate, provide cash collateral or bear interest and provide for principal repayments, as the case may be, in amounts sufficient to pay interest on the PCI Notes. Notes payable from PCBV to the Company were $254,945,000 and $249,765,000 at September 30, 2002 and December 31, 2001, respectively.

        The indentures covering the PCI Notes provide that, following a Change of Control (as defined therein), each noteholder had the right, at such holder's option, to require the respective issuer to offer to repurchase all or a portion of such holder's PCI Notes at the repurchase prices, described below. The Company believes that the August 6, 1999 acquisition by UPC of UPC Polska constituted a Change of Control. Accordingly, PCI made offers to repurchase (the "Offers") from the holders of the PCI Notes. The Offers expired on November 2, 1999.

        In accordance with the terms of the indentures governing the PCI Notes, the Company was required to offer to repurchase the PCI Notes at the purchase price 101% of principal. As of August 5, 1999, the Company had $129,668,000 aggregate principal amount at maturity of PCI Notes outstanding. Pursuant to the Offer, the Company purchased $113,237,000 aggregate principal amount of PCI Notes for an aggregate price of $114,369,370. UPC Polska purchased 14,000 shares of Debenture Stock issued by the Company for $140 million to fund PCI's purchase of PCI Notes and operations. The Debenture Stock is redeemable on December 31, 2003 at the issue price plus interest of 10% per annum compounded annually. To secure its obligations under the Debenture Stock, the Company has pledged to UPC Polska notes issued to it by the Company's subsidiary, PCBV, with an aggregate principal amount of $176,815,000. The holders of PCI Notes will be equally and ratably secured by the pledge in accordance with the terms of the PCI Indenture.

        UPC Polska has historically financed the Company's operating and investing activities by making loans and increasing paid in capital. However, there were no additional loans and/or paid in capital from UPC Polska during the nine month period ended September 30, 2002.

        On September 30, 2002, the Company had, on a consolidated basis, approximately $77.0 million aggregate principal amount of indebtedness outstanding (including accrued interest and trade payable to UPC Polska and its affiliates), of which $62.5 million was owed to UPC Polska and its affiliates.

        The Company had positive cash flows from operating activities of $12.2 million for the nine months ended September 30, 2002 as compared to negative cash flows from operating activities of $5.5 million for the nine months ended September 30, 2001, primarily due to decrease in the Company's direct operating expenses.

        Cash used for the purchase and expansion of the Company's cable television networks was $3.2 million and $9.0 million for the nine months ended September 30, 2002 and 2001, respectively.

        On September 30, 2002, the Company was committed to pay at least $68.9 million in guaranteed payments (including but not limited to payments for programming and rights) over the next sixteen years of which at least approximately $6.8 million was committed through the end of 2002. In addition the Company has a variable obligation in relation to these agreements, which is based on an actual number of subscribers in the month for which the fee is due.

        The following table presents the Company's minimum future commitments under its programming and lease contracts.

	2002	2003	2004	2005	2006	2007 and thereafter	Total
	(in thousands)
Building	$622	$1,428	$1,304	$1,297	$516	—	$5,167
Conduit	630	467	—	—	—	—	1,097
Programming	1,204	4,791	4,974	3,063	—	48,425	62,457
Other	104	23	3	—	—	—	130
Headend	22	4	—	—	—	—	26

Total	2,582	6,713	6,281	4,360	516	48,425	68,877

        As of September 30, 2002, the Company had negative working capital. In addition to its contractual commitments described in the table above, the Company has repayment obligations on November 1, 2003 related to the PCI Notes of approximately $14.5 million in principal amount, plus interest; redemption obligations in December 2003 of approximately $140.0 million, plus interest, related to the Mandatorily Redeemable Debenture Stock; and repayment obligations in 2003 of approximately $10.4 million, including interest, related to its currently outstanding indebtedness owed to UPC Polska. The Company has trade payables of $52.1 million currently due to UPC Polska and its affiliates. The Company has in the past relied on UPC Polska to help meet its obligations. UPC Polska has in the past relied on its parent, UPC, and UPC's affiliates to meet its obligations.

        On February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 UPC failed to make required interest payments on its outstanding debt securities, which caused potential cross defaults to occur on certain other debt securities of UPC and its affiliates, including Belmarken Holding B.V. ("Belmarken"). The events of default continue to exist on UPC's outstanding debt securities and loan agreements as of the date of filing of this Quarterly Report on Form 10-Q, although the holders of such obligations have not yet accelerated the payment obligations of UPC with respect to such securities. UPC and its affiliates have obtained waivers to the potential cross defaults on their other debt securities and loan agreements, which are subject to certain conditions.

        On September 30, 2002, UPC announced that it had entered into a restructuring agreement with its parent company, UnitedGlobalCom, Inc. ("United"), certain affiliates of United and certain holders of UPC's outstanding debt securities. The restructuring agreement contains:

  •
  a plan for the restructuring of UPC's debt and equity capital and the filing by UPC of a voluntary case under Chapter 11 of the United States Bankruptcy Code and a voluntary provisional moratorium petition and plan of compulsory composition (Akkoord) under the Dutch Bankruptcy Code, and

  •
  an agreement by the security holders, other than United, to forbear from exercising rights and remedies relating to the defaults while the restructuring agreement remains in effect.

        The restructuring agreement may be terminated for a variety of reasons, including UPC's failure to make bankruptcy filings by December 31, 2002 or the lapse of a period of nine months from the date the bankruptcy filings are made. To the Company's knowledge none of the termination events has occurred as of the date of the filing of this Quarterly Report on Form 10Q.

        On September 30, 2002, UPC also announced that it had received an extended waiver to its principal loan agreement. The extended waiver expires on the earlier of (A) March 31, 2003 or (B) the occurrence of certain events, none of which, to the knowledge of the Company, has occurred as of the date of the filing of this Quarterly Report on Form 10Q.

        Consummation of the restructuring contemplated by the UPC's restructuring agreement is subject to various conditions. The Company cannot make any assurance that these conditions will be satisfied or that the restructuring will be consummated. In addition, even if the restructuring agreement is consummated, there can be no assurance that UPC will be able to provide financing to the Company in the future.

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

        It is unlikely that the Company will be able to generate sufficient cash flow, and the Company cannot make any assurances that it will be able to raise funds, on terms that will be favorable to the Company, or at all, in sufficient amounts to meet its payment obligations.

        Moreover, if the Company's plans or assumptions change, if its assumptions prove inaccurate, if it experiences unexpected costs or competitive pressures, or if existing cash, and projected cash flow from operations prove to be insufficient, the Company may need to obtain greater amounts of additional financing. While it is the Company's intention to enter only into new financing or refinancing that it considers advantageous, there can be no assurance that such sources of financing would be available to the Company in the future, or, if available, that they could be obtained on terms acceptable to the Company.

        The Company has experienced net losses since its formation. As of December 31, 2001, there was substantial uncertainty whether the Company's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on (i) UPC Polska's ability to restructure the UPC Polska Notes and its loans payable owing to UPC and its affiliate and (ii) the Company's ability to generate the cash flows required to enable it to maintain the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's former independent accountant, Arthur Andersen Sp. z o.o., on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a negative working capital that raises substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rate risk from fluctuations in the Polish zloty currency exchange rate. The Company's revenues from subscribers are in Polish zloty, while its major cost components are denominated in foreign currencies. In particular, the Company's programming commitments are denominated in US dollars or Euros. Also the Company's loans payable to UPC Polska and the PCI Notes are expressed in U.S dollars.

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

        International operations constituted 100% of the Company's consolidated operating loss for the three months ended September 30, 2002. Some of the Company's operating expenses and capital expenditures are expected to continue to be denominated in or indexed in U.S. dollars and Euros. By contrast, substantially all of the Company's revenues are denominated in zloty. Therefore, any devaluation of the Polish zloty against the U.S. dollar that the Company is unable to offset through price adjustments will require it to use a large portion of its revenue to service its U.S. dollar denominated obligations and contractual commitments.

        The Company estimates that a further 10% change in foreign exchange rates would impact reported operating loss by approximately $2.7 million. In other terms, a 10% depreciation of the Polish zloty against the U.S. dollar and Euro would result in a $2.7 million increase in the reported operating loss. This was estimated using 10% of the Company's operating loss after adjusting for unusual impairment and other items, including U.S. dollar and Euro denominated or indexed expenses. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or the Company's financing or operating strategies.

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

        Poland has historically experienced high levels of inflation and significant fluctuations in the exchange rate for the zloty, but since 1999 the inflation has slowed. Inflation rates were approximately 7.3% in 1999, approximately 10.1% in 2000 and approximately 5.5% in 2001. The rate of inflation for the nine month period ended September 30, 2002 was approximately 0.6%. The exchange rate for the

Polish zloty has stabilized and the rate of devaluation of the zloty has generally decreased since 1991. For the years ended December 31, 2000 and 2001, the Polish zloty has appreciated against the U.S. dollar by approximately 0.12% and 3.80%, respectively. For the period of the nine months ended September 30, 2002, the Polish zloty has depreciated against the U.S. dollar by approximately 4.1%.

        Inflation and currency exchange fluctuations may have, a material adverse effect on the business, financial condition and results of operations of the Company.

	Amount Outstanding as of September 30, 2002		Expected Fiscal Year For Repayment
	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(in thousands)
PCI Notes, net of discount	$14,509	$14,509	—	$14,509	—	—	—	—
Bank Rozwoju Exportu S.A. Euro facility	113	113	113	—	—	—	—	—

Total	$14,622	$14,622	$113	$14,509	$—	$—	$—	$—

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluations.

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

HBO ARBITRATION

        The Company and its parent are involved in a dispute against Polska Programming B.V. ("HBO") concerning its cable carriage agreement ("Cable Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, the Company and its parent commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant Territory on terms that are more favorable than those offered to the Company. Specifically, the Company contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the Territory.

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

        None.

ITEM 5. OTHER INFORMATION:

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Listing

          99.1 Certification pursuant to 18 U.S.C. Section 1350

        (b) Reports on Form 8-K

        None.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLAND COMMUNICATIONS INC.
By:	/s/ SIMON BOYD Simon Boyd President And Chief Executive Officer

DATE: November 14, 2002

CERTIFICATION

I, Simon Boyd, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Poland Communications, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses,

Date: November 14, 2002

/s/ SIMON BOYD Name: Simon Boyd Title: President And Chief Executive Officer

CERTIFICATION

I, Joanna Nieckarz, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Poland Communications, Inc.

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses,

Date: November 14, 2002

/s/ JOANNA NIECKARZ Name: Joanna Nieckarz Title: Chief Financial Officer

QuickLinks

POLAND COMMUNICATIONS, INC. FORM 10-Q INDEX FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
PART I FINANCIAL INFORMATION
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
POLAND COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
POLAND COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
POLAND COMMUNICATIONS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
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
POLAND CABLEVISION (NETHERLANDS) B.V. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
POLAND CABLEVISION (NETHERLANDS) B.V. CONSOLIDATED STATEMENTS OF CASH FLOWS (STATED IN THOUSANDS OF U.S. DOLLARS) (UNAUDITED)
POLAND CABLEVISION (NETHERLANDS) B.V. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE